Form 10QSB
period 1996-06-30
AQUA CARE SYSTEMS INC /DE/
filed 1996-08-12
CIK 910566

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended       JUNE 30, 1996

[ ]      TRANSITION REPORT UNDER SECTION 13 OR (15d) OF THE EXCHANGE ACT
                  For the transition period from ____________ to  ____________


                         Commission File Number 0-22434


                             AQUA CARE SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

              DELAWARE                                  13-3615311
      (State or other jurisdiction of         (IRS Employer Identification No.)
      incorporation or organization)

                 11820 N.W. 37TH STREET, CORAL SPRINGS, FL 33065
                    (Address of principal executive offices)

                                 (954) 796-3338
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                   Yes [X]    No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                                                  NUMBER OF SHARES OUTSTANDING
                  CLASS                                 ON JULY 31, 1996
                  -----                           ----------------------------
Common Stock,  $ .001 Par Value                            11,656,815


         Transitional small business disclosure format:

                                   Yes [ ]    No [X]

                             AQUA CARE SYSTEMS, INC.


                                 INDEX TO 10-QSB


PART I. FINANCIAL INFORMATION


                  ITEM 1. Consolidated Balance Sheets as of June 30, 1996 and December 31, 1995

                                    Consolidated Statements of Operations for the three months ended June 30, 1996 and June 30, 1995

                                    Consolidated Statements of Operations for the six months ended June 30, 1996 and June 30, 1995

                                    Consolidated Statements of Cash Flows for the six months ended June 30, 1996 and June 30, 1995

                                    Notes to Consolidated Financial Statements


                  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the six months ended June 30, 1996 and June 30, 1995

PART II.          OTHER INFORMATION


                  ITEM 1.           Legal Proceedings

                  ITEM 4.           Submission of Matters to a Vote of
                                    Security Holders

                         PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

                  The interim consolidated financial statements presented in this report are unaudited, but in the opinion of management, reflect all adjustments necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year.

                  These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the fiscal year ended December 31, 1995, filed with the Securities and Exchange Commission on March 29, 1996.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (UNAUDITED WITH RESPECT TO JUNE 30, 1996)

                                                                                 JUNE 30,           DECEMBER 31,
                                                                                   1996                 1995
                                                                              ---------------      --------------
ASSETS
Current
     Cash and cash equivalents................................................$       439,217        $    721,763
     Accounts receivable, net of allowance
         for doubtful accounts of $87,000 and $85,000.........................      2,196,511           2,016,117
     Costs and estimated earnings in excess of
         billings.............................................................        290,978              67,974
     Inventory................................................................      2,053,088           1,950,098
     Current maturities of notes receivable...................................         89,050             589,050
     Prepaids and other.......................................................        110,932              75,489
                                                                              ---------------      --------------

Total current assets..........................................................      5,179,776           5,420,491

Property, plant and equipment, net............................................      1,465,673             818,378
Intangible assets, net........................................................      4,179,665           4,327,174
Notes receivable, less current maturities.....................................        184,092             225,492
Other assets..................................................................        114,003             101,116
                                                                              ---------------      --------------

Total assets..................................................................$    11,123,209      $   10,892,651
                                                                              ===============      ==============

LIABILITIES
Current
     Accounts payable.........................................................$     1,261,167      $    1,354,799
     Accrued expenses.........................................................        516,915             584,212
     Current maturities of long-term debt.....................................        269,491             254,925
     Indebtedness to related party............................................        125,000             125,000
                                                                              ---------------      --------------

Total current liabilities.....................................................      2,172,573           2,318,936

Long-term debt, less current maturities.......................................        873,127             523,998
Convertible subordinated notes, net of discounts..............................             --             247,959
                                                                              ---------------      --------------

Total liabilities.............................................................      3,045,700           3,090,893
                                                                              ---------------      --------------

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par; 5,000,000 shares
         authorized, none outstanding.........................................             --                  --
     Common stock, $.001 par; 20,000,000 shares
         authorized, 9,255,726 and 8,980,143 shares
         issued and outstanding...............................................          9,256               8,980
     Additional paid-in capital...............................................     16,620,288          16,367,002
     Deficit..................................................................     (8,552,035)         (8,574,224)
                                                                              ---------------      --------------
Total stockholders' equity....................................................      8,077,509           7,801,758
                                                                              ---------------      --------------
Total liabilities and stockholders' equity....................................$    11,123,209      $   10,892,651
                                                                              ===============      ==============

          See accompanying notes to consolidated financial statements.

                                     AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)


                                                                          FOR THE THREE MONTHS ENDED
                                                                                    JUNE 30,
                                                                           1996                  1995
                                                                     ---------------       ---------------
         Revenues....................................................$     4,319,980       $     3,765,351

         Cost of revenues............................................      3,036,502             2,408,950
                                                                     ---------------       ---------------

         Gross profit................................................      1,283,478             1,356,401
                                                                     ---------------       ---------------

         Operating expenses:
              Selling, general and administrative....................      1,226,384             1,698,447
              Depreciation and amortization..........................        134,476               171,157
              Provision for doubtful accounts and notes..............         14,071                10,531
                                                                     ---------------       ---------------

         Total operating expenses....................................      1,374,931             1,880,135
                                                                     ---------------       ---------------

         Loss from operations........................................        (91,453)             (523,734)

         Interest expense, net.......................................        (24,340)              (40,013)

         Other income (expenses), net................................        184,195                (4,659)
                                                                     ---------------       ---------------

         Net income (loss)...........................................$        68,402       $      (568,406)
                                                                     ===============       ===============

         Net income (loss) per common share..........................$          0.01       $         (0.12)
                                                                     ===============       ===============

         Weighted average number of outstanding
              shares of common stock.................................      8,280,652             4,919,005
                                                                     ===============       ===============


















          See accompanying notes to consolidated financial statements.

                                     AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)


                                                                                    For the six months ended
                                                                                              June 30,
                                                                           1996                  1995
                                                                     ---------------       ----------
         Revenues....................................................$     8,175,316       $     7,480,324

         Cost of revenues............................................      5,647,334             4,812,383
                                                                     ---------------       ---------------

         Gross profit................................................      2,527,982             2,667,941
                                                                     ---------------       ---------------

         Operating expenses:
              Selling, general and administrative....................      2,534,524             3,189,201
              Depreciation and amortization..........................        262,945               327,090
              Provision for doubtful accounts and notes..............         20,071                21,000
                                                                     ---------------       ---------------

         Total operating expenses....................................      2,817,540             3,537,291
                                                                     ---------------       ---------------

         Loss from operations........................................       (289,558)             (869,350)

         Interest expense, net.......................................        (36,494)              (82,313)

         Other income, net...........................................        348,241                76,811
                                                                     ---------------       ---------------

         Net income (loss)...........................................$        22,189       $      (874,852)
                                                                     ===============       ===============

         Net income (loss) per common share..........................$          0.00       $         (0.19)
                                                                     ===============       ===============

         Weighted average number of outstanding
              shares of common stock.................................      8,268,444             4,513,715
                                                                     ===============       ===============



















          See accompanying notes to consolidated financial statements.

                                     AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                          FOR THE SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                           1996                  1995
                                                                     ---------------       ---------------
         OPERATING ACTIVITIES:
         Net income (loss)...........................................$        22,189       $      (874,852)
         Adjustments to reconcile net income (loss) to net
            cash used in operating activities:
              Provision for doubtful accounts and notes..............         20,071                21,000
              Depreciation and amortization..........................        262,945               327,090
              Pension contribution paid through
                 issuance of common stock............................         10,736                14,290
              Changes in assets and liabilities
              net of effects of acquired businesses:
                 Increase in accounts receivable.....................       (200,465)             (468,713)
                 (Increase) decrease in costs and estimated
                    earnings in excess of billings...................       (223,004)              216,041
                 Increase in inventory...............................       (102,990)             (498,925)
                 (Increase) decrease in prepaids and other...........        (35,443)               69,858
                 (Increase) decrease in other assets.................        (12,887)                7,914
                 Increase in bank overdraft..........................             --               (63,884)
                 Decrease in accounts payable and accrued
                    expenses.........................................       (166,062)             (719,830)
                                                                     ---------------       ---------------

         Net cash used in operating activities.......................       (424,910)           (1,970,011)
                                                                     ---------------       ---------------

         INVESTING ACTIVITIES:
              Payment for acquisition of businesses,
                 net of cash acquired................................             --              (524,209)
              Payments received on notes receivable..................        541,400                72,352
              Capital expenditures...................................       (747,495)             (241,814)
              Addition to intangible assets..........................        (15,236)                   --
                                                                     ---------------       ---------------

         Net cash used in investing activities.......................       (221,331)             (693,671)
                                                                     ---------------       ---------------

         FINANCING ACTIVITIES:
              Net proceeds from issuance of common stock.............             --             3,001,008
              Net proceeds from issuance of notes payable
                 and long-term debt..................................        450,000               500,000
              Net proceeds from employee exercise of options
                 to purchase common stock............................             --               104,484
              Repayment of notes payable and
                 long-term debt......................................        (86,305)             (530,898)
                                                                     ---------------       ---------------

         Net cash provided by financing activities...................        363,695             3,074,594
                                                                     ---------------       ---------------

         Net decrease in cash and cash equivalents...................       (282,546)              410,912
         Cash and cash equivalents, beginning of period..............        721,763                    --
                                                                     ---------------       ---------------

         Cash and cash equivalents, end of period....................$       439,217       $       410,912
                                                                     ===============       ===============



          See accompanying notes to consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO JUNE 30, 1996 AND 1995)


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       BUSINESS

       Aqua Care Systems, Inc. and subsidiaries (the "Company") is engaged in the design, assembly, marketing and distribution of water purification products and waste water treatment systems and car wash equipment sales and service. Currently, it provides services and equipment sales and construction and installation of waste water treatment plants for clients in the United States and abroad.

       PRINCIPLES OF CONSOLIDATION

       The accompanying consolidated financial statements include the accounts of all subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation.

       PREPARATION OF FINANCIAL STATEMENTS

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       In 1996, the Company will be required to apply the provisions of Statements of Financial Accounting Standards ("SFAS") Nos. 121 and 123, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed" and "Accounting for Stock-based Compensation". The Company does not expect the application of these Statements to have a material adverse effect on its financial statements.

       INVENTORY

       Inventory consists principally of purchased parts and supplies. Inventory is valued at the lower of cost (first-in, first-out method) or market.

       PROPERTY, PLANT AND EQUIPMENT

       Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, ranging from five to thirty years.

       INTANGIBLE ASSETS

       The excess of the cost over the fair value of net assets of purchased businesses is recorded as goodwill and is amortized on a straight-line basis over fifteen years. The cost of other intangibles is amortized on a straight-line basis over their estimated useful lives, ranging from seven to fifteen years. The Company continually evaluates the carrying value of goodwill and other intangible assets. Impairments are recognized when the expected future undiscounted operating cash flows to be derived from such intangible assets are less than their carrying values.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO JUNE 30, 1996 AND 1995)

         REVENUE RECOGNITION

         The Company recognizes revenue on waste water treatment system construction contracts on the percentage of completion method, based generally on the ratio of costs incurred to date on the contract to the total estimated contract cost. Costs incurred and revenues recognized in excess of amounts billed are classified under current assets as costs and estimated earnings in excess of billings. Amounts billed in excess of revenues recognized are classified under current liabilities as billings in excess of costs and estimated earnings. Losses on construction contracts are recognized at the time they become estimatable. Equipment and parts sales and rental and service revenues are accounted for on the accrual method.

         INCOME TAXES

         Income taxes are accounted for using the liability approach under the provisions of Financial Accounting Standards No. 109.

         NET LOSS PER COMMON SHARE

         Net loss per common share is based on the weighted average number of shares of Common Stock outstanding. Additionally, the 975,000 shares of the Company's Common Stock and options to acquire 116,250 shares of the Company's Common Stock placed in escrow in connection with the Company's initial public offering have not been included in the weighted average number of outstanding shares as their release from escrow is not considered probable. Fully diluted loss per share is not presented as the effects of potentially dilutive securities would be anti-dilutive.

         STATEMENTS OF CASH FLOWS

         For purposes of the statements of cash flows, the Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents.

2.       ACQUISITIONS

         On January 23, 1995, the Company acquired all of the assets and assumed certain liabilities of Midwest Water Technologies, Inc. ("MWT"). The purchase price consisted of 20,740 restricted shares of Common Stock of the Company valued at $35,000 and $290,000 in cash. In connection with this acquisition, the Company issued options to purchase 63,100 shares of Common Stock of the Company at an exercise price of $2.30 per share. In connection with this acquisition, the Company recorded goodwill of approximately $400,000. Pursuant to this acquisition, the Company agreed to issue additional shares semi-annually to a former shareholder based upon the attainment of certain sales levels. The Company assumed operational control of MWT on January 1, 1995. MWT operations include manufacturing, assembly, marketing and distribution of water purification products for commercial as well as residential applications.

         On March 17, 1995, the Company acquired all of the Common Stock of the Di-tech division of Coast Filter Media Supply Co., Inc. dba Systamatix ("DTS"). The purchase price consisted of 5,000 restricted shares of Common Stock of the Company valued at $8,550. In connection with this acquisition the Company recorded goodwill of approximately $300,000, principally as a result of acquired liabilities. The Company assumed operational control of DTS on March 1, 1995. DTS operations include assembly, marketing and distribution of water purification products for commercial as well as residential applications. During 1995, DTS recognized impairment of goodwill previously recorded, amounting to approximately $300,000, due mainly to the cessation of operations at its manufacturing facility during the third quarter of 1995.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO JUNE 30, 1996 AND 1995)


         All of the acquisitions were accounted for by the purchase method, and accordingly, the results of operations of the acquired businesses have been included in the accompanying consolidated financial statements from the dates the Company assumed operational control of each acquired entity.


3.       CONTRACTS IN PROGRESS

COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS     JUNE 30, 1996     DECEMBER 31, 1995
- --------------------------------------------------     -------------     -----------------
Costs and estimated earnings...........................$     480,372     $   1,649,035
Less billings..........................................      189,394         1,581,061
                                                       -------------     -------------
Total..................................................$     290,978     $      67,974
                                                       =============     =============

         All receivables on contracts in progress are considered to be collectible within twelve months. Retainages receivable totalling $40,088 and $54,513 are included in accounts receivable at June 30, 1996 and December 31, 1995, respectively.


4.       PROPERTY, PLANT AND EQUIPMENT

                                        JUNE 30, 1996         DECEMBER 31, 1995
                                        -------------         -----------------
Land and building.......................$     825,263         $     150,000
Machinery and equipment.................      755,271               688,841
Furniture and fixtures..................      285,426               279,624
Leasehold improvements..................       50,732                50,732
Autos and trucks........................       17,906                17,906
                                        -------------         -------------
                                            1,934,598             1,187,103
Less accumulated depreciation...........      468,925               368,725
                                        -------------         -------------
Net property, plant and equipment.......$   1,465,673         $     818,378
                                        =============         =============


5.       INTANGIBLE ASSETS

                                        JUNE 30, 1996         DECEMBER 31, 1995
                                        -------------         -----------------
Goodwill................................$   4,759,029         $   4,759,029
License agreements and other............      166,454               151,218
                                        -------------         -------------
                                            4,925,483             4,910,247
Less accumulated amortization...........      745,818               583,073
                                        -------------         -------------
Net intangible assets...................$   4,179,665         $   4,327,174
                                        =============         =============

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO JUNE 30, 1996 AND 1995)

6.       LONG-TERM DEBT

                                                                                          JUNE 30, 1996            DECEMBER 31, 1995
                                                                                          -------------            -----------------
Prime plus 1% (9.25% at June 30, 1996), notes payable, issued in connection with acquisition of CWES, payable in equal quarterly principal payments of $40,000, plus interest, through April 1999, principally collateralized by certain accounts receivable, inventory, property and equipment with a book value at June
30, 1996 of approximately $900,000..............................................          $     480,000                $     560,000

9.25% mortgage note payable, principal and interest payable monthly with an estimated balloon payment of $360,000 due June 2001, collateralized by land and building with a book value at June 30, 1996 of
approximately $675,000..........................................................                450,000                           --

Prime plus 2% (10.25% at June 30, 1996), mortgage note payable, principal and interest payable monthly through January 2004, collateralized by land and
building with a book value at June 30, 1996 of approximately $150,000...........                128,534                      134,839

Prime plus 2% (10.25% at June 30, 1996), note payable, interest only payable monthly, principal due upon demand, collateralized by all business assets with a
book value at June 30, 1996 of approximately $1,000,000.........................                 84,084                       84,084
                                                                                          -------------                -------------

                                                                                              1,142,618                      778,923

Less current maturities.........................................................                269,491                      254,925
                                                                                          -------------                -------------

Total long-term debt............................................................          $     873,127                $     523,998
                                                                                          =============                =============

At December 31, 1995, maturities of long-term debt are:

           1996                           $     254,925
           1997                                 171,983
           1998                                 173,205
           1999                                  94,551
           2000                                  16,014
        Thereafter                               68,245
                                          -------------
                                          $     778,923
                                          =============

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO JUNE 30, 1996 AND 1995)

7.            RELATED PARTY BALANCES AND TRANSACTIONS

INDEBTEDNESS TO RELATED PARTIES                                       JUNE 30, 1996            DECEMBER 31, 1995
- -------------------------------                                       -------------            -----------------
10% unsecured notes payable to a former affiliated
entity, matured October 1994.........................................$     125,000              $     125,000
                                                                     =============              =============


         Interest expense on related party indebtedness aggregated approximately $6,250 and $6,250 for the six months ended June 30, 1996 and 1995, respectively.

8.       INCOME TAXES

         At June 30, 1996, the Company has approximately $7,500,000 of net operating loss carryforwards expiring through 2011, for both financial reporting and income tax purposes. Changes in ownership of greater than 50% which may occur as a result of the Company's issuances of Common and Preferred Stock may result in a substantial annual limitation being imposed upon the future utilization of the net operating losses for tax purposes. The amount of such limitation has not yet been determined.

         Realization of any portion of the approximate $2,900,000 deferred tax asset at June 30, 1996, resulting mainly from the available net operating loss carryforward, is not considered more likely than not and accordingly, a valuation allowance has been recorded for the full amount of such asset.

9.       EQUITY TRANSACTIONS

         (a) On October 14, 1993, the Company completed its initial public offering with the sale of 1,050,000 units at a price of $6.00 per unit and an additional 157,500 units, by means of the overallotment, at the same price on November 19, 1993. In addition to one share of the Company's Common Stock, each unit included (a) one warrant to purchase for $7.17 per share, (i) one share of Common Stock and (ii) one warrant to purchase one share of Common Stock for $10.76 per share, and (b) one warrant to purchase one share of Common Stock for $10.76 per share. No warrants have been exercised. In connection with the Company's initial public offering, all then holders of shares of the Company's Common Stock and substantially all holders of options to acquire such shares agreed to place into escrow 50% of their Common Stock (975,000 shares) and options to purchase Common Stock (116,250 options) (the "escrow shares"). Such stockholders (and option holders to the extent they have exercised such options) shall continue to vote the escrow shares; however, the escrow shares are not assignable or transferable. The escrow shares are to be released from escrow upon the attainment of specified net income or Common Stock price levels through 1997. If such levels are not obtained by December 31, 1997, the shares will be contributed to the Company. Release of the escrow shares will be compensatory and will result in adjustments to earnings to record such shares at fair market value. The Company does not presently believe that it is probable that any of the escrow shares will be released.

         (b) The Company maintains stock incentive plans for executives, employees, Directors and non-employees. The 1991 Performance Equity Plan and the Directors' Stock Option Plan (the "Plans") are administered by the Board of Directors with respect to executive officers and by the executive officers with respect to all other eligible employees and eligible non-employees. A total of 2,400,000 shares of the Company's Common Stock are reserved for issuance under the Plans. Options granted through June 30, 1996, have been granted at prices which were not less than fair market at the dates of grant, ranging from $0.75 per share to $5.00 per share, and expire through 2006.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO JUNE 30, 1996 AND 1995)


       Data for outstanding options under the Plans are summarized as follows:


                                 NUMBER OF SHARES        OPTION PRICE RANGE
                                 ----------------        ------------------
OUTSTANDING JANUARY 1, 1995          868,000               $1.50 - $4.13

Granted                              911,100               $1.25 - $5.00
Exercised                           (103,518)              $1.50 - $4.13
Cancelled                           (470,000)              $3.25 - $4.13
                                  ----------

OUTSTANDING DECEMBER 31, 1995      1,205,582               $1.25 - $5.00

Granted                              296,000               $0.75 - $1.66
Cancelled                             (1,000)              $3.41
                                  ----------

OUTSTANDING JUNE 30, 1996          1,500,582               $0.75 - $5.00
                                  ==========



       At December 31, 1995, 193,761 options with an average option price of $2.98 were exercisable.

       As of December 31, 1995, the Company reserved an aggregate 9,282,740 shares of Common Stock for issuance upon exercise of outstanding warrants and pursuant to the Plans.

       (c) In January 1996, $247,959 of Convertible Subordinated Notes were converted into 268,818 shares of the Company's Common Stock.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO JUNE 30, 1996 AND 1995)

10. BUSINESS SEGMENTS

       The Company's operations by business segments for the six months ended June 30, 1996 and 1995 were as follows:

                                  WATER PURIFICATION
                                    AND WASTE WATER              CAR WASH EQUIPMENT
REVENUES                               TREATMENT                  SALES AND SERVICE              CORPORATE            TOTAL
- --------                          ------------------             ------------------              ---------            -----
1996                                $    5,987,241                 $   2,188,075                         --       $    8,175,316
1995                                $    5,584,769                 $   1,895,555                         --       $    7,480,324

OPERATING INCOME (LOSS)

1996                                $       81,806                 $      96,677               $   (468,041)      $     (289,558)
1995                                $     (660,941)                $     188,657               $   (397,066)      $     (869,350)

IDENTIFIABLE ASSETS

1996                                $    8,053,177                 $   2,115,152               $    954,880       $   11,123,209
1995                                $   10,339,329                 $   1,988,457               $    187,656       $   12,515,442

DEPRECIATION AND AMORTIZATION

1996                                $      189,745                 $      55,800               $     17,400       $      262,945
1995                                $      251,331                 $      58,359               $     17,400       $      327,090

CAPITAL EXPENDITURES

1996                                $       41,928                 $      20,140               $    685,427       $      747,495
1995                                $      217,072                 $       5,448               $     19,294       $      241,814


11.      OTHER INCOME

         (a) During 1994, the Company sold assets used in its Water Cooler Rental and De-Ionized Plant and Tank Exchange operations. The aggregate sales price of $470,000 consisted of $6,000 in cash and $464,000 in 8% notes, receivable in monthly installments through 1999, of which, approximately $191,000 has been collected through June 30, 1996.

         (b) The Company offers a retail financing program for the purpose of assisting its subsidiaries' water purification customers (dealers) in obtaining financing through an arrangement with an unrelated lending company. As compensation for its services, the Company receives fees based on amounts financed. Net fees for the six months ended June 30, 1996 and 1995 aggregated approximately $295,000 and $151,000, respectively, and are included in other income.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO JUNE 30, 1996 AND 1995)

12.      SUPPLEMENTAL CASH FLOW INFORMATION

         For the three months ended June 30, 1996 and 1995, the Company paid $30,242 and $87,498, respectively, for interest. Non-cash investing and financing activities are as follows:

         The Company purchased the net assets of MWT and all of the capital stock of DTS during the six months ended June 30, 1995. In conjunction with these acquisitions, liabilities were assumed as follows:

Fair value of assets acquired                               $     1,052,107

Cash paid for the capital stock/net
assets, net of cash acquired                                       (333,995)

Common Stock issued in connection with
acquisitions                                                       (193,550)
                                                            ---------------
Liabilities assumed                                         $       524,562
                                                            ===============

13.       COMMITMENTS AND CONTINGENCIES

          (a) The Company leases vehicles and office/warehouse space under operating leases which expire through 2000. Total rent expense aggregated approximately $213,000 and $208,000, for the six months ended June 30, 1996 and 1995, respectively.

          Approximate future annual minimum lease payments under operating leases at December 31, 1995 are as follows:

               1996                           $     338,925
               1997                                  57,169
               1998                                  51,549
               1999                                  51,549
               2000                                  28,488
                                              -------------
                                              $     527,680
                                              =============

          (b) The Company has entered into a distribution agreement with Ryko Manufacturing Company ("Ryko"). Under the terms of the agreement, the Company is the exclusive distributor of Ryko car wash equipment in the South Florida region. The distribution agreement provides that the Company sells directly or receives a commission on all Ryko equipment sold within its region. The distribution agreement is due to expire in July 1997. However, it provides for automatic renewal upon achievement of certain sales goals.

          (c) In January 1994, the Company adopted a 401(k) employee savings and retirement plan. Under the provisions of the Plan, the Company may elect to match each employee's contribution to the Plan at the rate of 50% in Company Common Stock. The Common Stock is restricted stock and vests over a two year period on a quarterly basis. For the six months ended June 30, 1996, and 1995, the Company contributed 21,048 and 9,750 shares of restricted Common Stock valued at $10,736 and $14,290, respectively.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO MARCH 31, 1996 AND 1995)


14.       SUBSEQUENT EVENTS

          (a) Effective July 1, 1994, the Company acquired all of the Common Stock of Joel C. Edison, Ltd., dba KISS International, ("KISS"). The purchase price consisted of 533,333 restricted shares of Common Stock of the Company valued at $1,000,000 and aggregate payments of $150,000 pursuant to a consulting/non-compete agreement. In connection with this acquisition, the Company agreed to issued additional shares of its Common Stock in the event that the per share value of such Common Stock was not at least $3.75 per share on July 1, 1996. During July 1996, the Company issued 2,375,758 additional shares of Common Stock pursuant to such agreement.

          (b) On July 22, 1996, the Company filed a complaint against Vincent Spaulding, Robert Langman and Robert Farry, former employees of one of the Company's subsidiaries, in the United States District Court for the Southern District of Florida, Case Number pending. The complaint alleges, among other matters, breach of express warranty and specific performance of certain of the parameters of the Stock Purchase Agreement effective July 1994 entered into by the Company for the purchase of Gravity Flow Systems, Inc., FLS Specialty Manufacturing, Inc. and the name and certain assets of TOPCO International, Inc.

                         PART I - FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB, as well as, the Company's "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 6 of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1996 AND 1995

         Presented below are the consolidated results of operations for the Company for the six months ended June 30, 1996 and 1995:

==========================================================================================================================
                                               SIX MONTHS                            SIX MONTHS
                                               ENDED JUNE 30, 1996                   ENDED JUNE 30, 1995
==========================================================================================================================
Revenues                                       $ 8,175,316                           $ 7,480,324
- --------------------------------------------------------------------------------------------------------------------------
Cost of revenues                                 5,647,334                             4,812,383
- --------------------------------------------------------------------------------------------------------------------------
Gross profit                                     2,527,982                             2,667,941
- --------------------------------------------------------------------------------------------------------------------------
Operating expenses (including other
income and expenses)                             2,505,793                             3,542,793
- --------------------------------------------------------------------------------------------------------------------------
Net income (loss)                              $    22,189                           $  (874,852)
==========================================================================================================================

         Revenues increased by $694,992, or 9.3%, from $7,480,324 for the six months ended June 30, 1995, to $8,175,316 for the six months ended June 30, 1996. Of this increase, $292,520 was attributable to an increase in sales and service of car wash machines and ancillary equipment of CWES; $502,539 was attributable to an increase in sales of municipal, industrial and commercial waste water treatment equipment and waste water treatment plants of GFS and ESSI and $(100,067) was realized from an overall decrease in sales of commercial and residential water purification products of KISS, MWT, DTS and PFW.

         Cost of revenues increased by $834,951, or 17.4%, from $4,812,383 for the six months ended June 30, 1995, to $5,647,334 for the six months ended June 30, 1996. As a percentage of revenues, these amounts represented 69.1% for 1996 as compared to 64.3% for 1995. The increase in cost of revenues as a percentage of revenues primarily was due to the continuing shift in the mix of the Company's overall business from service-related business to manufacturing/distribution business, which requires higher materials, components and direct labor costs.

         Gross profit decreased $(139,959) or 5.2% from $2,667,941 for the six months ended June 30, 1995 to $2,527,982 for the six months ended June 30, 1996, which, as a percentage of revenues, represented a decrease from 35.7% to 30.9%, respectively, for such periods.

         The Company's operating expenses (including other income and expenses) decreased $(1,037,000), or 29.3%, from $3,542,793 for the six months ended June 30, 1995 to $2,505,793 for the six months ended June 30, 1996. As a percentage of revenues, these expenses decreased from 47.4% for 1995 to 30.7% for 1996. The $(1,037,000) decrease was attributable mainly to the paring of certain operating expenses, including other income and expenses, mainly in the expense categories of personnel and related expenses ($565,151) and advertising, selling and shows ($323,687) and an increase in financing fees earned ($144,389).

         Principally as a result of the factors described above, the Company earned net income of $22,189 for the six months ended June 30, 1996 as opposed to incurring a net loss of $(874,852) for the six months ended June 30, 1995, an improvement of $897,041.


FINANCIAL CONDITION AND LIQUIDITY

         At June 30, 1996, the Company had $439,217 of cash and cash equivalents, working capital of $3,007,203, assets of $11,123,209, long-term debt, net of current maturities, of $873,127 and stockholders' equity of $8,007,509. The Company's operating activities used $424,910 of cash, principally as a result of an increase in accounts receivable and costs and estimated earnings in excess of billings ($423,469), an increase in inventory ($102,990) and a decrease in accounts payable and accrued expenses ($166,062); partially offset by depreciation and amortization ($262,945). Investing activities used $221,331, principally from capital expenditures ($747,495); partially offset by payments received on notes receivable ($541,400). Financing activities provided $363,695 of cash, due to long-term debt incurred as part of a property and plant purchase ($450,000); partially offset by repayments of notes payable and long-term debt ($86,305).

         A portion of the revenues of the Company, particularly through ESSI, have been, and are expected to continue to be, generated from foreign countries. As a result of this fact and, notwithstanding the fact that the Company expects its foreign contracts to be denominated in U.S. dollars, the Company is subject to the risks associated with fluctuations in the U.S. and foreign currencies and political instability. In particular, if the U.S. dollar increases significantly as compared to foreign currencies, this could adversely impact the ability of the Company to secure orders and generate revenues in foreign countries.


INFLATION

         The Company has not been materially affected by the impact of inflation.

CHARGE TO INCOME IN THE EVENT OF RELEASE OF SHARES FROM ESCROW

         The staff of the Commission adopted a position with respect to escrow arrangements such as the one entered into among the Company and certain stockholders of the Company. This position provides that in the event any shares are released from escrow to persons who are directors, consultants, officers and other employees of the Company, compensation expense will be recorded for financial reporting purposes based on the fair market value of the released shares. Therefore, in the event the Company attains any of the earnings thresholds or the Company's Common Stock meets certain minimum bid prices required for the release of shares from escrow, any release would be deemed additional compensation expense of the Company. Accordingly, the Company will, in the event of the release of shares from escrow, recognize during the periods in which the earnings thresholds are met or are probable of being met or such minimum bid prices are attained, what would likely be one or more substantial charges which would have the effect of substantially reducing earnings, if any, at such time, in an amount equal to the fair market value of the escrow shares as of the date on which they are released.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

                  On July 22, 1996, the Company filed a complaint against Vincent Spaulding, Robert Langman and Robert Farry, former employees of one of the Company's subsidiaries, in the United States District Court for the Southern District of Florida, Case Number pending. The complaint alleges, among other matters, breach of express warranty and specific performance of certain of the parameters of the Stock Purchase Agreement effective July 1994 entered into by the Company for the purchase of Gravity Flow Systems, Inc., FLS Specialty Manufacturing, Inc. and the name and certain assets of TOPCO International, Inc.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  On July 26, 1996, the Annual Meeting of Stockholders of Aqua Care Systems, Inc. was held, at which the following actions were taken:

                  1. The shares of Common Stock represented at the Annual Meeting were voted for the election of Directors as follows:

==================================================================================================================================
                                  NUMBER VOTING                     FOR                              WITHHOLD
- ----------------------------------------------------------------------------------------------------------------------------------
William K. Mackey                 9,255,726                         8,578,258                        677,468
- ----------------------------------------------------------------------------------------------------------------------------------
Norman J. Hoskin                  9,255,726                         8,578,258                        677,468
- ----------------------------------------------------------------------------------------------------------------------------------
James P. Cefaratti                9,255,726                         8,578,258                        677,468
- ----------------------------------------------------------------------------------------------------------------------------------
William F. Silvia                 9,255,726                         8,578,258                        677,468
==================================================================================================================================

                  2. The shares of Common Stock represented at the Annual Meeting were voted for the approval of the increase in the number of shares of Common Stock authorized to 30,000,000 shares of Common Stock as follows:

==================================================================================================================================
NUMBER VOTING                     FOR                               AGAINST                          ABSTAIN
- ----------------------------------------------------------------------------------------------------------------------------------
9,255,726                         7,691,846                         1,511,196                        52,684
==================================================================================================================================

                  3. The shares of Common Stock represented at the Annual Meeting were voted for the approval of an Amendment to the 1991 Performance Equity Plan of the Company to increase the number of shares of Common Stock of the Company covered by such Plan to 2,000,000 shares of Common Stock as follows:

==================================================================================================================================
NUMBER VOTING                     FOR                               AGAINST                          ABSTAIN
- ----------------------------------------------------------------------------------------------------------------------------------
9,255,726                         8,185,763                         1,044,347                        25,616
==================================================================================================================================

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



                                   AQUA CARE SYSTEMS, INC.
                                   Registrant





Dated:  August 5, 1996                           /S/ WILLIAM K. MACKEY
                                                ---------------------
                                                William K. Mackey
                                                Chairman of the Board
                                                President
                                                Chief Executive Officer
                                                Treasurer







Dated:  August 5, 1996                          /S/ GEORGE J. OVERMEYER
                                                ----------------------
                                                George J. Overmeyer
                                                Corporate Controller