Form 10QSB
period 1996-09-30
AQUA CARE SYSTEMS INC /DE/
filed 1996-11-01
CIK 910566

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended       SEPTEMBER 30, 1996
                                                 ------------------------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR (15d) OF THE EXCHANGE
         ACT For the transition period from ____________ to ____________


                         Commission File Number 0-22434


                             AQUA CARE SYSTEMS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                     13-3615311
-------------------------------             ---------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

                 11820 N.W. 37TH STREET, CORAL SPRINGS, FL 33065
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 796-3338
                          -----------------------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                                          Yes  [X]   No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                                                 NUMBER OF SHARES OUTSTANDING

                                                       ON OCTOBER 30, 1996
           CLASS                                       -------------------
           -----

Common Stock,  $ .001 Par Value                            11,656,815
                                                           ----------


         Transitional small business disclosure format:

                                                          Yes  [ ]   No [X]


                             AQUA CARE SYSTEMS, INC.


                                 INDEX TO 10-QSB


PART I.      FINANCIAL INFORMATION


             ITEM 1.       Consolidated Balance Sheets as of September 30, 1996 and
                           December 31, 1995

                           Consolidated Statements of Operations for the three months ended September 30, 1996 and September 30, 1995

                           Consolidated Statements of Operations for the nine months ended September 30, 1996 and September 30, 1995

                           Consolidated Statements of Cash Flows for the nine months ended September 30, 1996 and September 30, 1995

                           Notes to Consolidated Financial Statements


             ITEM 2.       Management's Discussion and Analysis of Financial Condition and
                           Results of Operations for the nine months ended September 30,
                           1996 and September 30, 1995

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




                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (UNAUDITED WITH RESPECT TO SEPTEMBER 30, 1996)

                                                                                September 30,        December 31,
                                                                                     1996                1995
                                                                              ---------------      --------------
ASSETS
Current
     Cash and cash equivalents................................................$       402,383        $    721,763
     Accounts receivable, net of allowance
         for doubtful accounts of $93,000 and $85,000.........................      2,266,656           2,016,117
     Costs and estimated earnings in excess of
         billings.............................................................        251,685              67,974
     Inventory................................................................      1,921,361           1,950,098
     Current maturities of notes receivable...................................         89,050             589,050
     Prepaids and other.......................................................        189,559              75,489
                                                                              ---------------      --------------

Total current assets..........................................................      5,120,694           5,420,491

Property, plant and equipment, net............................................      1,521,379             818,378
Intangible assets, net........................................................      4,092,085           4,327,174
Notes receivable, less current maturities.....................................        163,392             225,492
Other assets..................................................................         96,205             101,116
                                                                              ---------------      --------------

Total assets..................................................................$    10,993,755      $   10,892,651
                                                                              ===============      ==============

LIABILITIES
Current
     Accounts payable.........................................................$     1,548,859      $    1,354,799
     Accrued expenses.........................................................        312,515             584,212
     Current maturities of long-term debt.....................................        269,925             254,925
     Indebtedness to related party............................................        125,000             125,000
                                                                              ---------------      --------------

Total current liabilities.....................................................      2,256,299           2,318,936

Long-term debt, less current maturities.......................................        827,869             523,998
Convertible subordinated notes, net of discounts..............................             --             247,959
                                                                              ---------------      --------------

Total liabilities.............................................................      3,084,168           3,090,893
                                                                              ---------------      --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par; 5,000,000 shares
         authorized, none outstanding.........................................             --                  --
     Common stock, $.001 par; 30,000,000 shares
         authorized, 11,656,815 and 8,980,143 shares
         issued and outstanding...............................................         11,657               8,980
     Additional paid-in capital...............................................     16,629,391          16,367,002
     Deficit..................................................................     (8,731,461)         (8,574,224)
                                                                              ---------------      --------------
Total stockholders' equity....................................................      7,909,587           7,801,758
                                                                              ---------------      --------------
Total liabilities and stockholders' equity....................................$    10,993,755      $   10,892,651
                                                                              ===============      ==============

           See accompanying notes to consolidated financial atements.




                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                           FOR THE THREE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                           1996                  1995
                                                                     ---------------        --------------

         Revenues....................................................$     4,017,845       $    2,975,851

         Cost of revenues............................................      2,895,949            1,907,811
                                                                     ---------------       ---------------

         Gross profit................................................      1,121,896            1,068,040
                                                                     ---------------       ---------------

         Operating expenses:
              Selling, general and administrative....................      1,319,579            1,439,463
              Depreciation and amortization..........................        140,772              168,799
              Provision for doubtful accounts and notes..............          8,492              230,426
              Provision for impairment of intangible assets..........             --            1,329,858
                                                                     ---------------       ---------------

         Total operating expenses....................................      1,468,843            3,168,546
                                                                     ---------------       ---------------

         Loss from operations........................................       (346,947)          (2,100,506)

         Interest expense, net.......................................        (27,559)             (31,813)

         Other income, net...........................................        195,078              144,204
                                                                     ---------------       ---------------

         Net loss....................................................$      (179,428)      $   (1,988,115)
                                                                     ===============       ===============

         Net loss per common share...................................$         (0.02)     $         (0.36)
                                                                     ================      ===============

         Weighted average number of outstanding
              shares of common stock.................................     10,655,716            5,469,905
                                                                     ===============       ===============













          See accompanying notes to consolidated financial statements.




                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                          FOR THE NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                           1996                  1995
                                                                     ---------------      ----------------

         Revenues....................................................$    12,193,161       $    10,456,175

         Cost of revenues............................................      8,543,283             6,720,194
                                                                     ---------------       ---------------

         Gross profit................................................      3,649,878             3,735,981
                                                                     ---------------       ---------------

         Operating expenses:
              Selling, general and administrative                          3,854,103             4,628,664
              Depreciation and amortization..........................        403,717               495,889
              Provision for doubtful accounts and notes                       28,563               251,426
              Provision for impairment of intangible assets                       --             1,329,858
                                                                     ---------------      ----------------

         Total operating expenses....................................      4,286,383             6,705,837
                                                                     ---------------       ---------------

         Loss from operations........................................       (636,505)           (2,969,856)

         Interest expense, net.......................................        (64,053)             (114,126)

         Other income, net...........................................        543,319               221,015
                                                                     ---------------       ---------------

         Net loss....................................................$      (157,239)      $    (2,862,967)
                                                                     ===============       ===============

         Net loss per common share...................................$         (0.02)      $         (0.59)
                                                                     ===============       ===============
         Weighted average number of outstanding
              shares of common stock.................................      9,070,010             4,835,947
                                                                     ===============       ===============












          See accompanying notes to consolidated financial statements.




                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               FOR THE NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                               1996                  1995
                                                                         ---------------         -------------

OPERATING ACTIVITIES:
Net loss .............................................................     $  (157,239)           $(2,862,967)
Adjustments to reconcile net loss to net cash used
   in operating activities:
     Provision for doubtful accounts and notes .......................          28,563                251,426
     Provision for impairment of intangible assets ...................            --                1,329,858
     Depreciation and amortization ...................................         403,717                495,889
     Pension contribution paid through
        issuance of common stock .....................................          16,275                 20,220
     Changes in assets and liabilities
     net of effects of acquired businesses:
        Increase in accounts receivable ..............................        (279,102)              (310,441)
        (Increase) decrease in costs and estimated
           earnings in excess of billings ............................        (183,711)               294,653
        Decrease (increase) in inventory .............................          28,737               (431,053)
        (Increase) decrease in prepaids and other ....................        (114,070)                54,782
        Decrease in other assets .....................................           4,911                 33,059
        Increase in bank overdraft ...................................            --                  (63,884)
        Decrease in accounts payable and accrued
           expenses ..................................................         (77,637)            (1,122,196)
                                                                         ---------------         -------------

Net cash used in operating activities ................................        (329,556)            (2,310,654)
                                                                         ---------------         -------------

INVESTING ACTIVITIES:
     Payment for acquisition of businesses,
        net of cash acquired .........................................            --                 (694,884)
     Payments received on notes receivable ...........................         562,100                 97,927
     Issuance of notes receivable ....................................            --                 (100,000)
     Capital expenditures ............................................        (860,267)              (360,716)
     Addition to intangible assets ...................................         (10,528)                  --
                                                                         ---------------         -------------

Net cash used in investing activities ................................        (308,695)            (1,057,673)
                                                                         ---------------         -------------

FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock ......................            --                3,001,008
     Net proceeds from issuance of notes payable
        and long-term debt ...........................................         450,000                500,000
     Net proceeds from issuance of subordinated debt .................            --                2,762,475
     Net proceeds from employee exercise of options
        to purchase common stock .....................................            --                  104,484
     Repayment of notes payable and long-term debt ...................        (131,129)              (663,363)
                                                                         ---------------         -------------

Net cash provided by financing activities ............................         318,871              5,704,604
                                                                         ---------------         -------------

Net (decrease) increase in cash and cash equivalents .................        (319,380)             2,336,277
Cash and cash equivalents, beginning of period .......................         721,763                   --
                                                                         ---------------         -------------

Cash and cash equivalents, end of period .............................     $   402,383            $ 2,336,277
                                                                         ===============         =============

          See accompanying notes to consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED WITH RESPECT TO SEPTEMBER 30, 1996 AND 1995)


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

         In 1996, the Company is required to apply the provisions of Statements of Financial Accounting Standards ("SFAS") Nos. 121 and 123, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed" and "Accounting for Stock-based Compensation". The Company does not expect the application of these Statements to have a material adverse effect on its financial statements.

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

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED WITH RESPECT TO SEPTEMBER 30, 1996 AND 1995)

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

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED WITH RESPECT TO SEPTEMBER 30, 1996 AND 1995)


         All of the acquisitions were accounted for by the purchase method, and accordingly, the results of operations of the acquired businesses have been included in the accompanying consolidated financial statements from the dates the Company assumed operational control of each acquired entity.


3.       CONTRACTS IN PROGRESS

COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS                 SEPTEMBER 30, 1996         DECEMBER 31, 1995
--------------------------------------------------                 ------------------         -----------------

Costs and estimated earnings.........................................$     869,379              $   1,649,035
Less billings........................................................      617,694                  1,581,061
                                                                     -------------              -------------
Total................................................................$     251,685              $      67,974
                                                                     =============              =============


         All receivables on contracts in progress are considered to be collectible within twelve months. Retainages receivable totalling $33,935 and $54,513 are included in accounts receivable at September 30, 1996 and December
31, 1995, respectively.


4.       PROPERTY, PLANT AND EQUIPMENT

                                                                   SEPTEMBER 30, 1996          DECEMBER 31, 1995
                                                                   ------------------          -----------------

Land and building....................................................$     893,256              $     150,000
Machinery and equipment..............................................      792,126                    706,747
Furniture and fixtures...............................................      294,184                    279,624
Leasehold improvements...............................................       50,732                     50,732
                                                                     -------------              -------------
                                                                         2,030,298                  1,187,103
Less accumulated depreciation........................................      508,919                    368,725
                                                                     -------------              -------------
Net property, plant and equipment....................................$   1,521,379              $     818,378
                                                                     =============              =============


5.       INTANGIBLE ASSETS

                                                                   SEPTEMBER 30, 1996          DECEMBER 31, 1995
                                                                   ------------------          -----------------

Goodwill.............................................................$   4,759,029              $   4,759,029
License agreements and other.........................................      161,746                    151,218
                                                                     -------------              -------------
                                                                         4,920,775                  4,910,247
Less accumulated amortization........................................      828,690                    583,073
                                                                     -------------              -------------
Net intangible assets................................................$   4,092,085              $   4,327,174
                                                                     =============              =============







                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED WITH RESPECT TO SEPTEMBER 30, 1996 AND 1995)

6.       LONG-TERM DEBT
                                                                   SEPTEMBER 30, 1996          DECEMBER 31, 1995
                                                                   ------------------          -----------------

Prime plus 1% (9.25% at September 30, 1996), notes payable,
issued in connection with acquisition of CWES, payable
in equal quarterly principal payments of $40,000, plus
interest, through April 1999, principally collateralized
by certain accounts receivable, inventory, property and
equipment with a book value at September 30, 1996 of
approximately $700,000...............................................$     440,000              $     560,000

9.25% mortgage note payable, principal and interest
payable monthly with an estimated balloon payment of
$360,000 due June 2001, collateralized by land and
building with a book value at September 30, 1996 of
approximately $730,000...............................................      447,811                         --

Prime plus 2% (10.25% at September 30, 1996), mortgage note
payable, principal and interest payable monthly through
January 2004, collateralized by land and building with a
book value at September 30, 1996 of approximately $150,000...........      125,899                   134,839

Prime plus 2% (10.25% at September 30, 1996), note
payable, interest only payable monthly, principal
due upon demand, collateralized by certain business
assets with a book value at September 30, 1996 of approximately
$1,000,000...........................................................       84,084                     84,084
                                                                     -------------              -------------

                                                                         1,097,794                    778,923

Less current maturities..............................................      269,925                    254,925
                                                                     -------------              -------------

Total long-term debt.................................................$     827,869              $     523,998
                                                                     =============              =============


At December 31, 1995, maturities of long-term debt are:

                    1996                      $     254,925
                    1997                            171,983
                    1998                            173,205
                    1999                             94,551
                    2000                             16,014
                 Thereafter                          68,245
                                              --------------
                                              $     778,923
                                              --------------




                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED WITH RESPECT TO SEPTEMBER 30, 1996 AND 1995)


7.       RELATED PARTY BALANCES AND TRANSACTIONS

INDEBTEDNESS TO RELATED PARTY                                      SEPTEMBER 30, 1996          DECEMBER 31, 1995
-----------------------------                                      ------------------          -----------------
10% unsecured notes payable to a former affiliated
entity, matured October 1994.........................................$     125,000              $     125,000
                                                                     =============              =============


         Interest expense on related party indebtedness aggregated approximately $9,375 and $9,375 for the nine months ended September 30, 1996 and 1995, respectively.

8.       INCOME TAXES

         At September 30, 1996, the Company has approximately $7,500,000 of net operating loss carryforwards expiring through 2011, for both financial reporting and income tax purposes. Changes in ownership of greater than 50% which may occur as a result of the Company's issuances of Common and Preferred Stock may result in a substantial annual limitation being imposed upon the future utilization of the net operating losses for tax purposes. The amount of such limitation has not yet been determined.

         Realization of any portion of the approximate $2,900,000 deferred tax asset at September 30, 1996, resulting mainly from the available net operating loss carryforwards, is not considered more likely than not and accordingly, a valuation allowance has been recorded for the full amount of such asset.

9.       EQUITY TRANSACTIONS

         (a) On October 14, 1993, the Company completed its initial public offering with the sale of 1,050,000 units at a price of $6.00 per unit and an additional 157,500 units, by means of the overallotment, at the same price on November 19, 1993. In addition to one share of the Company's Common Stock, each unit included (a) one warrant to purchase for $7.17 per share, (i) one share of Common Stock and (ii) one warrant to purchase one share of Common Stock for $10.76 per share, and (b) one warrant to purchase one share of Common Stock for $10.76 per share. No warrants have been exercised. In connection with the Company's initial public offering, all then holders of shares of the Company's Common Stock and substantially all holders of options to acquire such shares agreed to place into escrow 50% of their Common Stock (975,000 shares) and options to purchase Common Stock (116,250 options) (the "escrow shares"). Such stockholders (and option holders to the extent they have exercised such options) shall continue to vote the escrow shares; however, the escrow shares are not assignable nor transferable. The escrow shares are to be released from escrow upon the attainment of specified net income or Common Stock price levels through 1997. If such levels are not obtained by December 31, 1997, the shares will be contributed to the Company. Release of the escrow shares will be compensatory and will result in adjustments to earnings to record such shares at fair market value. The Company does not presently believe that it is probable that any of the escrow shares will be released.

         (b) The Company maintains stock incentive plans for executives, employees, Directors and non-employees. The 1991 Performance Equity Plan and the Directors' Stock Option Plan (the "Plans") are administered by the Board of Directors with respect to executive officers and by the executive officers with respect to all other eligible employees and eligible non-employees. A total of 2,400,000 shares of the Company's Common Stock are reserved for issuance under the Plans. Options granted through September 30, 1996, have been granted at prices which were not less than fair market at the dates of grant, ranging from $0.75 per share to $5.00 per share, and expire through 2006.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED WITH RESPECT TO SEPTEMBER 30, 1996 AND 1995)


       Data for outstanding options under the Plans are summarized as follows:


                                      NUMBER OF SHARES       OPTION PRICE RANGE
                                      ----------------       ------------------

OUTSTANDING JANUARY 1, 1995                 868,000            $1.50 - $4.13

Granted                                     911,100            $1.25 - $5.00
Exercised                                  (103,518)           $1.50 - $4.13
Cancelled                                  (470,000)           $3.25 - $4.13
                                         ----------

OUTSTANDING DECEMBER 31, 1995             1,205,582            $1.25 - $5.00

Granted                                     346,000            $0.75 - $1.66
Cancelled                                  (237,500)           $1.50 - $3.75
                                         ----------

OUTSTANDING SEPTEMBER 30, 1996            1,314,082            $0.75 - $5.00
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

       (c) In January 1996, $247,959 of Convertible Subordinated Notes were converted into 268,818 shares of the Company's Common Stock.

       (d) Effective July 1, 1994, the Company acquired all of the Common Stock of Joel C. Edison, Ltd., dba KISS International, ("KISS"). The purchase price consisted of 533,333 restricted shares of Common Stock of the Company valued at $1,000,000 and aggregate payments of $150,000 pursuant to a consulting/non-compete agreement. In connection with this acquisition, the Company agreed to issued additional shares of its Common Stock in the event that the per share value of such Common Stock was not at least $3.75 per share on July 1, 1996. During July 1996, the Company issued 2,375,758 additional shares of Common Stock pursuant to such agreement.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED WITH RESPECT TO SEPTEMBER 30, 1996 AND 1995)


10.    BUSINESS SEGMENTS

       The Company's operations by business segments for the nine months ended September 30, 1996 and 1995 were as follows:


                                  WATER PURIFICATION
                                    AND WASTE WATER              CAR WASH EQUIPMENT
REVENUES                               TREATMENT                  SALES AND SERVICE          CORPORATE            TOTAL
--------                          ------------------             ------------------          ---------            -----

1996                                $    9,309,856                 $   2,883,305                     --       $   12,193,161
1995                                $    8,045,316                 $   2,410,859                     --       $   10,456,175

OPERATING INCOME (LOSS)
-----------------------

1996                                $       88,954                 $      25,203           $   (750,662)      $     (636,505)
1995                                $   (2,555,954)                $     219,551           $   (633,453)      $   (2,969,856)

IDENTIFIABLE ASSETS
-------------------

1996                                $    7,928,665                 $   1,861,260           $  1,203,830       $   10,993,755
1995                                $    8,928,217                 $   1,953,135           $  2,211,971       $   13,093,323

DEPRECIATION AND AMORTIZATION
-----------------------------

1996                                $      287,617                 $      83,700           $     32,400       $      403,717
1995                                $      380,530                 $      89,259           $     26,100       $      495,889

CAPITAL EXPENDITURES
--------------------

1996                                $       66,173                 $      32,149           $    761,945       $      860,267
1995                                $      330,722                 $       8,442           $     21,552       $      360,716


11.      OTHER INCOME

         (a) During 1994, the Company sold assets used in its Water Cooler Rental and De-Ionized Plant and Tank Exchange operations. The aggregate sales price of $470,000 consisted of $6,000 in cash and $464,000 in 8% notes, receivable in monthly installments through 1999, of which, approximately $212,000 has been collected through September 30, 1996.

         (b) The Company offers a retail financing program for the purpose of assisting its subsidiaries' water purification customers (dealers) in obtaining financing through an arrangement with an unrelated lending company. As compensation for its services, the Company receives fees based on amounts financed. Net fees for the nine months ended September 30, 1996 and 1995 aggregated approximately $490,000 and $221,000, respectively, and are included in other income.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED WITH RESPECT TO SEPTEMBER 30, 1996 AND 1995)


12.      SUPPLEMENTAL CASH FLOW INFORMATION

         For the nine months ended September 30, 1996 and 1995, the Company paid $54,678 and $111,229 respectively, for interest. Non-cash investing and financing activities are as follows:

         The Company purchased the net assets of MWT and all of the capital stock of DTS during the nine months ended September 30, 1995. In conjunction with these acquisitions, liabilities were assumed as follows:

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
                                                     ===============

13.       COMMITMENTS AND CONTINGENCIES

          (a) The Company leases vehicles and office/warehouse space under operating leases which expire through 2000. Total rent expense aggregated approximately $295,000 and $320,000, for the nine months ended September 30, 1996 and 1995, respectively.

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

          (c) In January 1994, the Company adopted a 401(k) employee savings and retirement plan. Under the provisions of the Plan, the Company may elect to match each employee's contribution to the Plan at the rate of 50% in Company Common Stock. The Common Stock is restricted stock and vests over a two year period on a quarterly basis. For the nine months ended September 30, 1996, and 1995, the Company contributed 38,774 and 13,545 shares of restricted Common Stock valued at $16,275 and $20,220, respectively.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED WITH RESPECT TO SEPTEMBER 30, 1996 AND 1995)

          (d) On July 22, 1996, the Company filed a complaint against Vincent Spaulding, Robert Langman and Robert Farry, former employees of one of the Company's subsidiaries, in the United States District Court for the Southern District of Florida, Case Number pending. The complaint alleges, among other matters, breach of express warranty and specific performance of certain of the parameters of the Stock Purchase Agreement effective July 1994 entered into by the Company for the purchase of Gravity Flow Systems, Inc., FLS Specialty Manufacturing, Inc. and the name and certain assets of TOPCO International, Inc.

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

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         Presented below are the consolidated results of operations for the Company for the nine months ended September 30, 1996 and 1995:

==========================================================================================================================
                                               NINE MONTHS                           NINE MONTHS
                                               ENDED SEPTEMBER 30, 1996              ENDED SEPTEMBER 30, 1995
==========================================================================================================================
Revenues                                       $ 12,193,161                          $ 10,456,175
--------------------------------------------------------------------------------------------------------------------------
Cost of revenues                                  8,543,283                             6,720,194
--------------------------------------------------------------------------------------------------------------------------
Gross profit                                      3,649,878                             3,735,981
--------------------------------------------------------------------------------------------------------------------------
Operating expenses (including other
income and expenses)                              3,807,117                             6,598,948
--------------------------------------------------------------------------------------------------------------------------
Net loss                                       $   (157,239)                         $ (2,862,967)
==========================================================================================================================

         Revenues increased by $1,736,986, or 16.6%, from $10,456,175 for the nine months ended September 30, 1995, to $12,193,161 for the nine months ended September 30, 1996. Of this increase, $472,446 was attributable to an increase in sales and service of car wash machines and ancillary equipment of Car Wash Equipment & Supply, Ryko of South Florida, Inc.; $998,572 was attributable to an increase in sales of municipal, industrial and commercial waste water treatment equipment and waste water treatment plants of Gravity Flow Systems, Inc. and EnviroSystems Supply, Inc., ("ESSI"), and $265,968 was realized from an overall increase in sales of commercial and residential water purification products of KISS International, Inc., Midwest Water Technologies, Inc., Di-tech Systems, Inc. and Pure Flow Water Company, Inc.

         Cost of revenues increased by $1,823,089, or 27.1%, from $6,720,194 for the nine months ended September 30, 1995, to $8,543,283 for the nine months ended September 30, 1996. As a percentage of revenues, these amounts represented 70.1% for 1996 as compared to 64.3% for 1995. The increase in cost of revenues as a percentage of revenues primarily was due to the continuing shift in the mix of the Company's overall business from service-related business to manufacturing/distribution business, which requires higher materials, components and direct labor costs.

         Gross profit decreased $86,103 or 2.3% from $3,735,981 for the nine months ended September 30, 1995 to $3,649,878 for the nine months ended September 30, 1996, which, as a percentage of revenues, represented a decrease from 35.7% to 29.9%, respectively, for such periods.

         The Company's operating expenses (including other income and expenses) decreased $2,791,831, or 42.3%, from $6,598,948 for the nine months ended September 30, 1995 to $3,807,117 for the nine months ended September 30, 1996. As a percentage of revenues, these expenses decreased from 63.1% for 1995 to 31.2% for 1996. The $2,791,831 decrease was attributable mainly to the recognition of a provision for the impairment of intangible assets ($1,329,858) in 1995 with no corresponding charge recognized in 1996, a decrease in bad debt expense ($222,863), the paring of certain operating expenses, including other income and expenses, mainly in the expense categories of personnel and related expenses ($660,795) and advertising, selling and shows ($305,453) and an increase in financing fees earned ($269,098).

         Principally as a result of the factors described above, the Company incurred a net loss of $(157,239) for the nine months ended September 30, 1996 as opposed to having incurred a net loss of $(2,862,967) for the nine months ended September 30, 1995, an improvement of $2,705,728.

FINANCIAL CONDITION AND LIQUIDITY

         At September 30, 1996, the Company had $402,383 of cash and cash equivalents, working capital of $2,864,395, assets of $10,993,755, long-term debt, net of current maturities, of $827,869 and stockholders' equity of $7,909,587. For the nine months ended September 30, 1996, the Company's operating activities used $329,556 of cash, principally as a result of an increase in accounts receivable and costs and estimated earnings in excess of billings ($462,813), an increase in prepaids and other ($114,070) and the net loss ($157,239); partially offset by depreciation and amortization ($403,717). Investing activities used $308,695, principally from capital expenditures ($860,267); partially offset by payments received on notes receivable ($562,100). Financing activities provided $318,871 of cash, due to long-term debt incurred as part of planned Capital expenditures ($450,000); offset by repayments of notes payable and long-term debt ($131,129).

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  On July 26, 1996, the Annual Meeting of Stockholders of Aqua Care Systems, Inc. was held, at which the following actions were taken:

                  1. The shares of Common Stock represented at the Annual Meeting were voted for the election of Directors as follows:

==============================================================================================================================
                                  NUMBER VOTING                     FOR                              WITHHOLD
------------------------------------------------------------------------------------------------------------------------------
William K. Mackey                 9,255,726                         8,578,258                        677,468
------------------------------------------------------------------------------------------------------------------------------
Norman J. Hoskin                  9,255,726                         8,578,258                        677,468
------------------------------------------------------------------------------------------------------------------------------
James P. Cefaratti                9,255,726                         8,578,258                        677,468
------------------------------------------------------------------------------------------------------------------------------
William F. Silvia                 9,255,726                         8,578,258                        677,468
==============================================================================================================================

                  2.       The shares of Common Stock represented at the Annual
                           Meeting were voted for the approval of an amendment
                           to the Company's certificate of incorporation to
                           increase the number of shares of Common Stock
                           authorized from 20,000,000 to 30,000,000 shares of
                           Common Stock as follows:
==============================================================================================================================
NUMBER VOTING                     FOR                               AGAINST                          ABSTAIN
------------------------------------------------------------------------------------------------------------------------------
9,255,726                         7,691,846                         1,511,196                        52,684
==============================================================================================================================

                  3.       The shares of Common Stock represented at the Annual
                           Meeting were voted for the approval of an Amendment
                           to the 1991 Performance Equity Plan of the Company to
                           increase the number of shares of Common Stock of the
                           Company covered by such Plan to 2,000,000 shares of
                           Common Stock as follows:
==============================================================================================================================
NUMBER VOTING                     FOR                               AGAINST                          ABSTAIN
------------------------------------------------------------------------------------------------------------------------------
9,255,726                         8,185,763                         1,044,347                        25,616
==============================================================================================================================

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



                                              AQUA CARE SYSTEMS, INC.
                                              Registrant




Dated:  October 30, 1996                      /S/ WILLIAM K. MACKEY
                                              ---------------------
                                              William K. Mackey
                                              Chairman of the Board
                                              President
                                              Chief Executive Officer
                                              Treasurer







Dated:  October 30, 1996                      /S/ GEORGE J. OVERMEYER
                                              -----------------------
                                              George J. Overmeyer
                                              Corporate Controller