Form 10KSB40
period 1996-12-31
AQUA CARE SYSTEMS INC /DE/
filed 1997-03-28
CIK 910566

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended DECEMBER 31, 1996

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to ___________

                         Commission File Number 0-22434

                             AQUA CARE SYSTEMS, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

         DELAWARE                                13-3615311
--------------------------------------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)

         11820 NW 37 STREET, CORAL SPRINGS, FL 33065
--------------------------------------------------------------------------------
         (Address of principal executive offices)(Zip Code)

         Issuers's telephone number: (954) 796-3338

         Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                                TITLE OF CLASSES
                                ----------------
                          Common Stock, $.001 par value

                           Class A Redeemable Warrants

                           Class B Redeemable Warrants

                        Units (consisting of one share of
                        Common Stock, one Class A Warrant
                            and one Class B Warrant)

                Page 1 of 44, (including pages F-1 through F-17)
                            Index to Exhibits Page 26

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X                    No ___

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         Issuer's revenues for its most recent fiscal year: $15,987,147

         The aggregate market value of the voting stock held by non-affiliates of the Registrant (computed by reference to the average bid and asked prices of such stock) as of March 24, 1997 was approximately $5,763,992.

         There were 11,697,554 shares of Common Stock, $.001 par value, outstanding at March 24, 1997.

         Transitional Small Business Disclosure Format (check one):

                  Yes ___;               No  X

         DOCUMENTS INCORPORATED BY REFERENCE: See Item 13, Exhibits and Reports on Form 8-K, for items incorporated by reference into this Annual Report on Form 10-KSB.

                                     PART I

ITEM 1.           DESCRIPTION OF BUSINESS.

GENERAL

         Aqua Care Systems, Inc., (the "Company" or "ACSI"), is a Florida-based Delaware corporation that was formed in 1990 and which became operational in May 1991. It was formed for the purpose of pursuing acquisitions, primarily in the non-chemical waste water treatment and water filtration and purification industries. ACSI is a holding company which, through its subsidiaries, operates businesses that it has acquired. In connection therewith, ACSI provides management services and, when practicable; financing for its subsidiaries. Through additional acquisitions, ACSI intends to build an integrated non-chemical waste water treatment and water filtration and purification company. ACSI desires to offer a variety of products and technologies through its acquisitions of companies, assets or businesses which will endeavor to provide a one-stop source for its customers' water filtration and purification and waste water treatment needs in order to address what it believes to be highly fragmented industry segments in the water filtration and purification and waste water treatment industries.

         The Company has pursued its Business Plan since July 1991 and has acquired nine companies. As a result of these acquisitions, the Company's revenues have gradually increased with revenues for the year ended December 31, 1996 aggregating approximately $16 million. In achieving this growth, the Company has expended significant cash in making acquisitions and developing the operations of its wholly-owned subsidiaries. In June 1995, the Company replaced executive management and implemented a consolidation and restructuring plan designed to save the Company approximately $1.7 million. Pursuant to this restructuring, the management of ACSI was actually able to reduce operating expenses by in excess of $2 million without hindering the consolidated entity's ability to increase revenues and grow each individual subsidiary. Revenues increased modestly by approximately 8% from 1995 to 1996. Management believes that the Company currently needs to further its strategic acquisition program in order to further utilize the infrastructure that it has formed.

         The Company has organized its wholly-owned subsidiaries into three divisions; (a) waste water treatment, (b) water filtration and purification and
(c) car wash equipment and supplies. The entities involved in waste water treatment applications are EnviroSystems Supply, Inc., ("ESSI"), Gravity Flow Systems, Inc., ("GFSI"), and Integrated Process Automation Systems, Inc., ("IPAS"). The companies addressing the water filtration and purification markets are KISS International, Inc., ("KISS"), Di-tech Systems, Inc., ("DTSI"), Midwest Water Technologies, Inc., ("MWTI") and Pure Flow Water Company, Inc., ("PFWC"). The Company's car wash equipment and supplies business is operated through Car Wash Equipment & Supply, Ryko of South Florida, Inc., ("CWES").

ACQUIRED SUBSIDIARIES

         The Company acquired PFWC, ESSI, CWES, KISS, GFSI, including its former manufacturing entity, FLS Specialty Manufacturing, Inc., ("FLSI"), and certain assets of TOPCO International, Inc., ("TOPCO"), MWTI and DTSI because of their added product, technical and distribution capabilities and their perceived growth potential. Management believes that with additional financial resources and more aggressive, comprehensive marketing, additional personnel, affiliation with a broader product line and expansion into new territories, the Company's present businesses can achieve significant growth. However, there can be no assurance that significant growth can actually be achieved. In the short-term, ACSI intends to focus on implementing this plan for its current subsidiaries, while seeking other suitable acquisition candidates. See Note 3 of the "Notes to Consolidated Financial Statements."

         In November 1996, the Company entered into a non-binding letter of intent in which it endeavors to purchase all the assets and assume certain of the liabilities of the Filtration Systems Division of The Duriron Company, Inc. The acquisition is subject to, among other things, the completion of due diligence procedures on the part of both parties and the completion of the definitive purchase agreement and financing arrangements.

         During February 1997, ACSI perfected an alliance with Sernagiotto S.P.A., ("SERNA"), of Casteggio, Italy wherein SERNA granted to ACSI the exclusive rights to sell, install, service, manufacture and assemble its products within the United States, (including all possessions), Canada and the Caribbean. SERNA sells technology, equipment and services for a broad range of application in solids processing and primary treatment of waste water.

         The Company will continue to engage in an acquisition program which could result in a substantial change in ACSI's business operations and financial condition. The Company's acquisition program has been and will continue to be directed by William K. Mackey, Chairman of the Board, President and Chief Executive Officer, in conjunction with the Company's Board of Directors. As consideration for any acquisition, in addition to the payment of cash (if any), ACSI may issue notes, Common Stock, Preferred Stock or other securities. It is intended that key employees of acquired companies generally will become employees of the subsidiaries and, as such, will hold management positions in such subsidiaries. ACSI does not intend to seek stockholder approval for any such acquisitions unless required by applicable laws or regulations.

OPERATIONS

         In June 1995, the Company implemented a consolidation and restructuring plan to reduce management and operating expenses. In connection therewith, it closed the KISS distribution center in Palmetto, Florida and shut down the operations of FLSI, the manufacturing division of GFSI. It closed its under utilized facility at Brea, California, moving the manufacturing and administrative functions of DTSI into another previously under utilized facility in Vista, California. The restructuring has positioned the Company to move forward and in the short term to become cash flow positive and in the longer term to achieve profitability.

         WASTE WATER TREATMENT. ESSI designs and assembles aerobic and anaerobic packaged and larger field-erected waste water treatment plants. These systems incorporate either aerobic or anaerobic biological treatment technologies. Such technologies generally involve the conversion of organics in waste water into carbon dioxide, water and new organics through the introduction of microorganisms. The aerobic system (which functions in the presence of oxygen) is marketed under the trademark CONTREAT/registered trademark/, and is used primarily for pretreatment of industrial waste water before such waste water is discharged into a municipal sewage system or reused. CONTREAT/registered trademark/ aerobic systems are used for waste water treatment in small municipal applications as well as in institutions, shopping centers, resorts and camp grounds. ESSI also designs and assembles STAR/trademark/, an organic system (which functions in the absence of oxygen), pursuant to an exclusive worldwide written license agreement with the patent holder (the University of Arkansas). This system is used to treat high strength or industrial organic effluents. The above noted systems can be transported in standard shipping containers (either 20 feet or 40 feet in length), which make them particularly adaptable for hard to reach locations and enclosed areas, or can be field erected where mandated by larger volumes of effluent.

         ESSI was formed to provide a one-point source for supply of domestic and industrial waste water treatment services and equipment needed by the small industrial plant and the land developer outside the reach of municipal waste water treatment service. Since its inception, it has expanded its capabilities to include physical/chemical treatment systems and turnkey/field-erected water and waste water treatment plants. The treatment systems equipment is engineered, fabricated and assembled by ESSI personnel using products manufactured by a variety of proprietary equipment companies which have developed, and in many cases patented, the equipment selected by ESSI for a particular task in the systems. ESSI conducts treatment studies and then designs the equipment to the user's specifications. It then supervises installation in the customer's plant. Upon completion of construction, ESSI provides start-up assistance and training to the user and continues monitoring for satisfactory operating results until the user demonstrates capability to meet environmentally desired requirements in its operations.

         TOPCO was formed in 1958 as The Ohio Pump Company, Inc. Its product line and focus evolved to packaged waste water treatment plants and much larger field-erected plants (up to 3 million gallons per day). At one time it was a $15 million division of Kady Industries. It was acquired by the previous owners in 1990 with the plan to reactivate the marketing of its product line to attempt to achieve its past position in the waste water industry. Marketing for TOPCO is performed by ESSI.

         GFSI was founded in 1986 in Northeast Pennsylvania and purchased its assets from another company that manufactured and marketed various waste water treatment equipment. Its product line is comprised of Wedgewater/trademark/ filter bed systems for sludge de-watering, lateral flow sludge thickener systems and Wedgewater/trademark/ sieve systems. The patented Wedgewater/trademark/ filter bed system, which is licensed by GFSI, generally is utilized by municipalities servicing populations of 30,000 or more and utilizes one-sixth to one-tenth the space and requires significantly less time to de-water sludge as compared with conventional sand/gravel filter beds. Several other advantages to this technology include, but are not limited to, lower operating and maintenance costs, exceptional reliability and improved operating environments. GFSI has sold and installed over 300 systems through 26 domestic and international representatives.

         GFSI is in the waste water treatment business arena that has a product offering for a niche market. The market only has three competitors with GFSI having the largest base of customers. GFSI currently subcontracts the manufacture of its entire product line. This includes individually designed equipment, as well as its standardized product line. GFSI's product line is installed entirely by its customers or external installation entities. At times, the GFSI product may be a solution for an ESSI customer. Certain installation and start-up procedures for plants can be performed by personnel of either ESSI or GFSI for each other.

         IPAS is a hardware/software process engineering firm devoted to cost-effective automated industrial process solutions. Autosoft/trademark/, IPAS' proprietary PC based automation software, permits the customer to combine Autocad process drawings with a wide range of PLC I/O systems to create graphic automated simulations. Process automation, virtual control panels, and process data collection systems are then developed to exactly match the process requirements. In addition, with Intranet and Internet capabilities, all automation systems automatically permit remote process monitoring, control and data collection. IPAS was formed as a start-up entity in July 1996.

         ESSI and GFSI sell their products through exclusive manufacturers' representatives, and in a number of cases, representatives attempt to sell both companies' product lines. Since both companies are in the same industry type, advertising can be done together as the target customers, end users or engineers equate the services or products provided.

         WATER FILTRATION AND PURIFICATION. KISS is a manufacturer and distributor of water purification products for commercial and residential applications. KISS was established in southern California in 1985 to penetrate the residential and commercial drinking water systems market with proprietary manufactured products based on Reverse Osmosis ("R/O") technology. KISS is one of eight manufacturers of R/O membranes in the United States that are utilized in their own systems, as well as sold to other equipment assemblers. It also owns its own molds for various major components, such as filter housings, membrane housings and control valves. KISS distributes its products through over 400 active dealers, distributors and wholesalers in the United States and internationally.

         MWTI, through a predecessor entity, was formed in 1990 in Fort Wayne, Indiana as an assembler and wholesaler of various water conditioning equipment, parts and components and, to a lesser extent, reverse osmosis drinking water systems. It sells to water conditioning dealers, plumbing wholesalers and plumbing and mechanical contractors throughout the Midwestern and Southeastern United States.

         DTSI participates in the growing world-wide drinking water point-of-use market that is driven in the United States and other developed countries by a much higher public awareness of drinking water quality problems and in underdeveloped countries by the recognition on the part of many governments of their responsibility to provide safe water for their people to drink. DTSI produces a complete line of blow-molded water purification and ion-exchange cartridges that it markets under the Di-tech/registered trademark/ brand name through dealers and distributors. Di-tech/registered trademark/ cartridges employ a variety of granular carbons, resins and filter media to address the removal of such contaminants as bacteria, chlorine, lead, heavy metals and pesticides. All components of Di-tech/registered trademark/ cartridge bodies are FDA grade and have received NSF listing. Its iodinated resin version is marketed outside of the United States under the brand name Halox(R) as a disinfection system for residential use and, in larger models, for communities that are not served by suitable municipally-treated water.

         KISS, MWTI and DTSI assemble the majority of their product lines. All of the water filtration and purification equipment and systems assembled are installed by the Company's dealers or shipped as finished goods to wholesalers and retailers. KISS manufactures and sells its products to dealers who in turn re-sell the products to customers. In most cases KISS and MWTI bundle their respective products into a package and sell such packages as whole house water solutions. ACSI offers consumers financing of their purchases from ACSI's dealers. In the years ended December 31, 1996, and 1995, ACSI recognized approximately $691,000 and $321,000, respectively, in revenues from this financing activity. The bundling of products ties KISS, MWTI and DTSI together because of customer needs or requirements. The companies enjoy a shared synergy which allows the separate entities to sell related company products within their territories and have their products sold by others. As future products are added, the common bonds will continue and multiply the effects of such synergy between these products companies.

         CAR WASH EQUIPMENT AND SUPPLIES. CWES has been the exclusive distributorship in the seven southern counties of Florida for the sale, service and installation of Ryko Manufacturing Company's rollover car wash equipment. CWES' customers include, but are not limited to, certain major national oil companies, independently owned and operated gasoline distributorships and car wash companies. CWES not only sells new and used car washes, but offers programs that allow the owner to either lease equipment or revenue share with CWES. It has aggressively pursued the revenue share program such that it may share on a long-term basis in the profits generated by the car wash equipment with the owner. CWES has recently initiated a fleet wash program. Such program is designed to solicit from municipalities and government agencies the washing of their vehicles. Contracts have been obtained wherein clients may send their vehicles to designated car washes in the area and have the vehicles washed on a daily, weekly or monthly basis over a determined period. CWES and the participating stations share in the revenue generated by these contracts.

         CWES enjoys its market position not only because of the leading equipment it supplies but because of the extensive service and maintenance it provides its customers.

         CWES is also the exclusive distributor for PFWC's patent pending AQUOZONE/trademark/ system in the same southern counties of Florida, which it uses to treat the reclaim water generated by car wash systems.

MARKETING AND SALES

         The Company's marketing and sales activities are directed and supervised by Mr. William K. Mackey, President and Chief Executive Officer.

         The focal point of the Company's marketing is on the Company's ability to be a one-stop source for "Total Water Quality Management". Through direct targeted mailings, as well as advertising in industry publications, the Company's focus is to attract dealers, distributors and end-user customers. Individual subsidiary marketing is focused on building domestic dealer and international distribution networks and identifying specific customers needing the products and services as provided by each of the subsidiaries that provide various systems within this one-stop source for "Total Water Quality Management".

         Subsidiaries participate in local, national and international shows that are target niche-market specific, as well as showing as a group in the major trade shows where multiple subsidiary representation is possible. KISS, DTSI, MWTI and PFWC all market each others programs, products, and services to their existing customer bases. ESSI and GFSI also employ synergies in selling their services and products to end users or through each other's industrial and municipal manufacturers representative networks.

SUPPLIERS

         There are several manufacturers and suppliers of the water treatment and filtration components used in the assembling of KISS's, DTSI's and MWTI's products. ESSI and GFSI have, in the past, relied upon single suppliers for certain of their purchases, however, the Company does not believe that the loss of any single supplier would have a material adverse effect on its operations. However, the loss of any major suppliers could cause delays in fulfilling commitments. While the Company believes that it generally is not dependent on any one supplier for products or components utilized by the subsidiaries mentioned above, CWES is dependent on a single supplier, Ryko Manufacturing Company ("Ryko"). CWES is the exclusive distributor in South Florida for the sale, installation and service of Ryko's rollover car wash equipment. Such exclusive distributorship prohibits CWES from selling, installing and/or servicing any car wash equipment from another manufacturer or supplier. The distributor agreement provides that CWES sells directly or receives a commission on all Ryko equipment sold within its region. The agreement is scheduled to expire in July 1997, however, it provides for automatic renewal upon the achievement of certain sales goals. CWES expects to meet such goals. ACSI, through its subsidiaries, purchases raw materials and supplies on terms, usually net 30 days, and to a lesser extent, on a cash on delivery basis.

INSURANCE

         The Company maintains limited product liability insurance. ACSI has not had a significant product liability claim asserted against it since inception in October 1990, except one which was successfully defended and settled in a manner satisfactory to ACSI with no financial cost to it. A substantial successful products liability claim could have a material adverse effect on the Company's operations and financial condition.

BUSINESS SEGMENT INFORMATION

         ACSI's operations consist of two business segments; a) water filtration and purification and waste water treatment and b) car wash equipment sales and service. See Note 11 of "Notes to Consolidated Financial Statements" for a summary of selected consolidated information for such business segments for the years ended December 31, 1996 and 1995.

LICENSE AND TRADEMARKS

         The University of Arkansas (the "Licensor") holds a United States patent on the anaerobic, modular, factory-built, cyclic, multi-stage biological reactor for waste water treatment. On June 30, 1991, ESSI entered into a license agreement with the Licensor to be the exclusive worldwide licensee under this patent. Prior thereto, ESSI had been the sole marketer, designer, assembler and installer of these systems for several years. The license agreement continues until the expiration of the licensed patent in 2007, provided that ESSI continues to make royalty payments of at least $5,000 per year, and at least $20,000 in the aggregate prior to the third anniversary of the agreement and is not otherwise in breach of its obligations under the license agreement. From inception through December 31, 1996, ACSI paid $21,074 in royalties under such agreement. Royalty payments are based on 5% of the net selling price of the system, as defined in the license agreement, and 40% of any sublicensing fees received by ACSI in respect of the licensed patent.

         ESSI is the owner of the registered trademark CONTREAT/registered trademark/ for use in conjunction with its aerobic containerized waste water treatment systems. PFWC is the owner of the registered trademark REVOS/registered trademark/ for use in conjunction with its reverse osmosis water purification systems that it markets to the medical industry. DTSI is the owner of the registered marks Di-tech/registered trademark/ and Halox/registered trademark/ for the sale of various water purification and ion-exchange cartridges and disinfection systems. ACSI has applied for registration of the trademarks STAR/trademark/, VOSTRIP/trademark/, AQUOZONE/trademark/, AQUAKLEEN/trademark/, LIFELINE/trademark/, ENVIROZONE/trademark/,
OZOKLEEN/trademark/, ELITE/trademark/ and FUTURE-TEK/trademark/.

GOVERNMENTAL REGULATION

         The enactment and enforcement of Federal, state and local laws relating to water quality standards may materially influence the level of sales of some or of all the Company's products. Because the Company's sales may increase with the enactment and enforcement of stricter water quality standards, ACSI's business is, to a large extent, linked to certain water quality control standards imposed by the United States Environmental Protection Agency and state and local governments. For example, amendments to the Safe Drinking Water Act in 1986 and the Clean Water Act in 1987 established more comprehensive and, in some cases, more stringent guidelines for the control of toxic pollutants, renewed the governments' financial commitment to assist with water pollution control and increased the enforcement penalties for violations of water quality control standards. Both the Safe Drinking Water Act and the Clean Water Act were reauthorized in 1993. Although the Company's customers utilize ACSI's products and services in response to regulatory requirements affecting their businesses, ACSI believes that, as a provider of such products and services, the Federal or state environmental rules or regulations potentially applicable to the Company's customers are not directly applicable to ACSI. While the Company is not aware of any pending or proposed Federal legislation or regulation that would adversely affect its products or components or limits the methods in which those products are manufactured, installed or serviced, any such legislation or regulation could have a material adverse impact on the Company. Certain states have enacted legislation which requires licensing, testing and labeling of water purification products, including those offered by ACSI. Some of the systems and components currently offered by KISS and MWTI already have achieved NSF certification.

COMPETITION

         The Company believes that there are thousands of companies involved in various aspects of the waste water treatment and water filtration and purification industries, with the majority focusing on residential use. Such industries are highly competitive. The market is served by an array of products that are either "off-the-shelf" or custom-designed. These products range from small carbon filtration systems to de-ionization systems, reverse osmosis systems, de-gasifiers, scrubbers, ozone systems, ultraviolet systems and bio-remediation systems. Many of the residential systems generally are marketed by local operators across the country. A number of these operations have expanded into the light commercial, industrial and medical fields. Customers range from restaurants, hotels, laundries, car washes and hospitals, to companies involved in manufacturing or processing that require treatment of waste water before discharging, or filtration and purification before reuse, and also pharmaceutical and medical applications (such as dialysis) where ultra-pure water is required.

         In the commercial and industrial areas of the waste water treatment and water filtration and purification markets, the Company's management believes that there is a fragmented specialized approach to satisfying customers needs and that, within each of the separate market areas, there are no companies dominating any of such markets. ACSI believes that no other firm appears to be offering an integrated, one-stop source approach for all user needs. There are at least three larger, public companies that are growing by means of acquiring companies in the water industry that are more narrowly focused in their acquisition strategy, namely, U.S. Filter Corp., Ionics, Inc. and Osmonics, Inc.

EMPLOYEES

         As of March 24, 1997, ACSI and its subsidiaries had 89 full-time employees, including one executive officer, 18 managerial and administrative personnel, 7 design and engineering personnel, 51 assembly, installation and service personnel, and 12 sales and telemarketing personnel. The Company's employees are not covered by any collective bargaining agreements and ACSI believes its employee relations to be satisfactory.

ITEM 2.           DESCRIPTION OF PROPERTY.

         In order to reduce overall occupancy costs, increase the Company's ability to better serve its customers and to provide a more effective and efficient atmosphere within which to perform for its employees, ACSI purchased land and a building in Coral Springs, Florida in July 1996. Such facility encompasses approximately 18,000 square feet of office and warehouse area and houses ACSI's headquarters as well as the entire operations and administration of CWES and ESSI and a Southeastern office and warehouse space for the water filtration and purification entities, KISS, DTSI, MWTI and PFWC. The property is encumbered by a first mortgage lien covering the land and building. Such mortgage note payable bears interest at the fixed rate of 9.25% and is payable, principal and interest, monthly with an estimated balloon payment of approximately $360,000 due June 2001. The mortgage balance at December 31, 1996 was $444,231. Certain leased facilities contain the offices, warehouse and manufacturing/assembly facilities of KISS and DTSI in Vista, California, GFSI in Scranton, Pennsylvania, MWTI in Ft. Wayne, Indiana and IPAS in Madison, WI. Total leased space for these facilities is approximately 35,000 square feet. Such space is leased at various terms through July 2000. The Company's aggregate monthly lease expense is approximately $16,000.

         ACSI purchased land and a building in Jermyn, Pennsylvania in conjunction with the acquisition of GFSI. Certain debt was assumed by ACSI totalling approximately $150,000 collateralized by the land and building upon consummation of the acquisition of GFSI. Such mortgage note payable bears interest at prime plus 2%, (10.25% at December 31, 1996), and is payable, principal and interest, monthly through January 2004. See Item 3., "Legal Proceedings", below for the disposition of this facility as of January 1997.

         The Company believes that its premises are adequate to permit it and its subsidiaries to conduct their businesses as they are currently conducted for the reasonably foreseeable future.

ITEM 3.           LEGAL PROCEEDINGS.

         On July 22, 1996, the Company filed a complaint against Vincent Spaulding, Robert Langman and Robert Farry, former employees of one of the Company's subsidiaries, in the Unites States District Court for the Southern District of Florida. The complaint alleges, among other matters, breach of express warranty and specific performance of certain of the parameters of the Stock Purchase Agreement entered into in July 1994 by the Company for the purchase of Gravity Flow Systems, Inc., FLS Specialty Manufacturing, Inc. and the name and certain assets of TOPCO International, Inc.

During January 1997, the Company agreed to a Settlement Agreement which, among other things, provides for the payment of $150,000 in cash to the Company along with the transfer of land and building and a mortgage note payable to the Defendants having a carrying value of $150,000 and $124,714, respectively, as of December 31, 1996.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1996 to a vote of security holders of the Company, through the solicitation of proxies, or otherwise.

                                     PART II

ITEM 5.           MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.

         The Company's Common Stock is traded and quoted under the symbol AQCR on The Nasdaq SmallCap Market ("Nasdaq"). The Company's Units, Class A Warrants and Class B Warrants are also traded and quoted on Nasdaq under the symbols AQCRU, AQCRW and AQCRZ, respectively. Each Unit consists of one share of Common Stock, one Class A Warrant and one Class B Warrant. Each Class A Warrant entitles the holder thereof to purchase one share of Common Stock and one Class B Warrant for an aggregate price of $7.17 (subject to adjustment) until October 14, 1998. Each Class B Warrant entitles the holder thereof to purchase one share of Common Stock for $10.76 (subject to adjustment) until October 14, 1998. The following table sets forth the high and low bid prices for the Units, Common Stock, Class A Warrants and Class B Warrants, as quoted on Nasdaq, for the periods indicated. Quotations are interdealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

                           COMMON STOCK               CLASS A WARRANTS         CLASS B WARRANTS      UNITS
                           HIGH           LOW         HIGH        LOW          HIGH        LOW       HIGH      LOW
                           ---------------------      ------------------       ----------------      ---------------
Quarter ended

  March 31, 1995           $3-3/4       $2            $1-1/2      $13/16       $1-1/8     $3/8       $6-1/2   $3-1/4

  June 30, 1995            $5-1/8       $2-7/8        $3-1/4      $7/8         $3-1/4     $9/16      $10-7/8  $4-3/8

  September 30, 1995       $3-1/2       $1-1/8        $3-1/8      $5/8         $3-1/4     $5/8       $9-1/4   $2-1/2

  December 31, 1995        $2-3/8       $1-1/8        $1-7/8      $1/2         $1-3/4     $1/2       $5-5/8   $2-1/2

  March 31, 1996           $2-1/2       $1-3/8        $2          $1           $1-7/8     $3/4       $6-1/4   $2-3/4

  June 30, 1996            $11/16       $1-27/32      $1-7/16     $5/32        $3/4       $1/8       $2-5/8   $1

  September 30, 1996       $1           $19/32        $3/16       $1/32        $1/16      $1/32      $3/4     $1/2

  December 31, 1996        $11/16       $3/8          $3/32       $1/32        DNT*       DNT*       $1/2     $5/16
Period ended
  February 28, 1997        $19/32       $3/8          $1/32       $1/32        DNT*       DNT*       $1/2     $9/32

*  DNT: Did not trade

          The Company had 154 owners of record and, it believes, in excess of 2,000 beneficial owners of its Common Stock as of March 24, 1997.

DIVIDENDS

          Since its inception, the Company has not paid any cash dividends on its Common Stock. The Company intends to retain future earnings, if any, generated from the Company's operations to help finance the operations and expansion of the Company and accordingly does not plan, for the reasonably foreseeable future, to pay cash dividends to holders of the Common Stock. Any decisions as to the future payment of dividends will depend on the earnings and financial position of the Company and such other factors as the Company's Board of Directors deems relevant.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

          The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-KSB.

BUSINESS PLAN

          The Company was formed for the purpose of pursuing acquisitions, primarily in the non-chemical waste water treatment and water filtration and purification industries. The Company is a holding company which, through its subsidiaries, operates an integrated, water-related equipment manufacturing, distribution and service company. The Company offers a variety of products and technologies through its subsidiaries in an effort to provide a one-stop source for its customers' water filtration and purification and waste water treatment needs, from residential through commercial, medical, industrial and small municipalities, in order to address what it believes to be the fragmented nature of these industries. Such industries are driven by increasing consumer awareness and desire for safer drinking water and a cleaner environment and by the related enforcement of various legislation, such as the Safe Drinking Water Act and the Clean Water Act.

          The Company has diligently pursued its business plan since July of 1991 and has acquired nine companies in its chosen field. As a result of these acquisitions, the Company's revenues have gradually increased. In achieving this growth, the Company has expended significant cash in making the acquisitions and developing the operations of its wholly-owned subsidiaries. In this connection, see "Liquidity and Capital Resources" below.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 1996 AND 1995

          Presented below are the condensed consolidated results of operations for the Company for the years ended December 31, 1996 and 1995:

                                         YEAR ENDED            YEAR ENDED
                                         DECEMBER 31, 1996     DECEMBER 31, 1995
                                         -----------------     -----------------

Revenues                                    $15,987,147          $ 14,821,475
Cost of revenues                             11,062,494             9,559,559
                                            -----------          ------------
Gross profit                                  4,924,653             5,261,916
Operating expenses (including interest
  expense, net)                               5,683,125             9,535,675
                                            -----------          ------------
Net loss                                    $  (758,472)          $(4,273,759)
                                            ===========          ============

          Revenues increased by $1,165,672, or 7.9%, from $14,821,475 for the year ended December 31, 1995, to $15,987,147 for the year ended December 31, 1996. Of such increase, $589,112 was derived from waste water treatment entities, ESSI and GFSI. The water filtration and purification subsidiaries, KISS, MWTI, DTSI and PFWC, accounted for another $616,686 of the overall increase. The car wash equipment and supplies division, CWES, experienced a $40,126 decrease in sales from 1995 to 1996.

          The waste water treatment group's increase in revenues was comprised of a higher volume of packaged waste water treatment plants and equipment sold by ESSI; an increase in revenues of $2,141,253 from 1995 to 1996, and a decline in sales of municipal, industrial and commercial waste water treatment equipment of GFSI due mainly to the cessation of operations of its unprofitable manufacturing division during the third quarter of 1995 and the implementation of a more selective process of customer purchase order acceptance. GFSI revenues decreased by $1,552,141 from 1995 to 1996.

          The $616,686 increase in revenues experienced by the water filtration and purification entities was largely attributable to the overall augmentation of the Company's financing programs which it offers to its dealers' customers. Net financing fees earned through these programs rose $370,936 mainly due to increased dealer activity created by KISS and, to a lesser extent, MWTI through a combined sales and marketing effort. Furthermore, revenues derived from sales of commercial and residential water filtration and purification products of MWTI/PFWC and KISS/DTSI increased by $199,646 and $46,104, respectively, from 1995 to 1996.

          Cost of revenues increased by $1,502,935, or 15.7%, from $9,559,559 for the year ended December 31, 1995, to $11,062,494 for the year ended December 31, 1996. As a percentage of revenues, these amounts represented 64.5% for 1995 as compared to 69.2% for 1996. The increase in cost of revenues as a percentage of revenues primarily was due to the continuing shift in the mix of the Company's overall business from service-related business to manufacturing/distribution business, which requires higher materials, components and direct labor costs.

          Gross profit decreased $337,263 or 6.4% from $5,261,916 for the year ended December 31, 1995 to $4,924,653 for the year ended December 31, 1996, which, as a percentage of revenues, represented a decrease from 35.5% to 30.8%, respectively, for such periods.

          The Company's operating expenses (including interest expense, net) decreased $3,852,550, or 40.4%, from $9,535,675 for 1995 to $5,683,125 for 1996.
As a percentage of revenues, these expenses decreased from 64.3% for 1995 to 35.5% for 1996. The $3,852,550 decrease was attributable mainly to the reduction of various operating expenses through a plan implemented by management designed to optimize the use of the Company's cash resources and realize certain economies of scale through the consolidation of the operations of KISS and DTSI into one facility, the cessation of operations of the unprofitable manufacturing division of GFSI and the purchase of a multipurpose facility which houses the entire operations of ESSI, CWES and the holding company and provides a Southeastern warehouse and office for KISS, DTSI, MWTI and PFWC. Pursuant to the aforementioned actions, personnel and related expenses decreased by $823,979, selling expenses, including but not limited to, advertising and shows were lowered by $431,324 and rent, utilities and other office and occupancy related expenses declined by $314,927. In addition to the aforementioned items, certain non-recurring provisions and impairments to various assets were recognized during the fiscal year ended December 31, 1995. As a result of these charges, operating expenses (including interest expense, net) decreased from 1995 to 1996 by $2,257,417. The $2,257,417 recognized in 1995 was comprised of an impairment of goodwill recognized by GFSI and DTSI ($1,094,167), a provision to reduce property, plant and equipment and other intangible assets to realizable value ($792,709) and a provision for doubtful accounts and notes ($370,541).

          Principally as a result of the factors described above, the net loss experienced by the Company decreased by $3,515,287 from ($4,273,759) for the year ended December 31, 1995 to ($758,472) for the year ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's working capital from inception has been derived from the issuance of certain interim notes in the principal amount of $200,000, net proceeds of approximately $3,115,000 from the five bridge financings effected through August 1993, net proceeds of approximately $5,700,000 from its initial public offering in October 1993, proceeds of approximately $2,900,000 from the private sales of Common Stock during the first six months of 1995, and proceeds of approximately $2,800,000 from the issuance of certain convertible subordinated debentures from August 1995 through September 1995, as more fully described in Note 10 of "Notes to Consolidated Financial Statements".

          At December 31, 1996, the Company had $561,219 of cash and cash equivalents, working capital of $2,271,606, assets of $10,420,144, long-term debt, net of current maturities, of $781,873 and stockholders' equity of $7,315,807. The Company's operating activities used $65,754 of cash, principally as a result of increases in costs and estimated earnings in excess of billings ($356,779) and prepaids and other ($104,169) and the net loss ($758,472); partially offset by decreases in accounts receivable ($526,906) and inventory ($46,515) and the provision for doubtful accounts and notes ($59,154) and depreciation and amortization ($498,346). Investing activities used $368,896, principally due to capital expenditures ($944,161); partially offset by payments received on notes receivable ($590,592). Financing activities provided $274,106, primarily from net proceeds from issuance of notes payable and long-term debt ($725,855); offset by repayment of notes payable and long-term debt ($451,749).

          During the second quarter of 1995, at which time the executive management changed, the Company enacted a consolidation and restructuring plan. As a result of such plan, the Company shut down the manufacturing operations of GFSI, terminating its entire staff; removed an entire level of management within GFSI; and closed the DTSI manufacturing facility at Brea, California, terminating the majority of DTSI's employees, resulting in a provision for impairment of goodwill totalling $1,094,167. Additionally, as a result of the Company closing the KISS distribution center in Palmetto, Florida, the downsizing of operations of PFWC and the impairment of goodwill noted above, the Company recognized $792,708 in provisions to reduce property, plant and equipment and other intangible assets to realizable value and $370,541 in provisions for doubtful accounts and notes.

          During July 1995, in accordance with its overall plan to optimize the use of its cash resources through economies of scale, the Company's management implemented a plan to reduce operating expenses by an annualized rate of approximately $1,700,000 throughout the remainder of 1995. Pursuant to this plan, the Company realized the majority of its savings in payroll and related expenses, insurance, rent and utilities through a reduction in its overall employee base and the consolidation of the manufacturing, distribution and administrative functions into centrally located, more efficient and effective facilities.

          Management expects to continue to make acquisitions in the Company's industry, and several are in various stages of discussion as of the date hereof. As consideration for an acquisition, the Company may issue Common Stock, Preferred Stock, or other securities, notes or cash. Since cash will be required either to consummate acquisitions, or to fund the operations of new or existing businesses, including approximately $400,000 of current maturities of long-term debt and indebtedness to related parties, management is investigating and pursuing various types of financing that are available to the Company. These include, but are not limited to, private placements, conversion of warrants, secondary offerings, bridge financing, debentures, lines of credit and asset-based loans. While there can be no assurances, management believes that sufficient financing will be available for the Company to not only fund its current operations, but also to fund its acquisition program. The Company has experienced negative cash flows from operating activities for the years ended December 31, 1996 and 1995. To date, the Company has funded its growth and operations from the net proceeds of its initial public offering, bank financing and several private sales of Common Stock completed through 1996. If the Company continues to experience negative cash flows from operating activities and additional proceeds from financing are not obtained, the Company may need to further reduce its level of operating expenditures.

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

CHARGE TO INCOME IN THE EVENT OF RELEASE OF SHARES FROM ESCROW

          The staff of the Commission has adopted a position with respect to escrow arrangements such as the one entered into among the Company and certain stockholders of the Company. This position provides that in the event any shares are released from escrow to persons who are directors, consultants, officers and other employees of the Company, compensation expense will be recorded for financial reporting purposes based on the fair market value of the released shares. Therefore, in the event the Company attains any of the earnings thresholds or the Company's Common Stock meets certain minimum bid prices required for the release of shares from escrow, any release would be deemed additional compensation expense of the Company. Accordingly, the Company will, in the event of the release of shares from escrow, recognize during the periods in which the earnings thresholds are met or are probable of being met or such minimum bid prices are attained, what would likely be one or more substantial charges which would have the effect of substantially reducing earnings, if any, at such time, in an amount equal to the fair market value of the escrow shares as of the date on which they are released.

ITEM 7.    FINANCIAL STATEMENTS.

              See the consolidated financial statements and notes related thereto, beginning on page F-1, included prior to the signature page of this Annual Report on Form 10-KSB.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE.

               The Company has not changed accountants within the two fiscal years ended December 31, 1996 and 1995.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The names and ages, along with certain biographical information (based solely on information supplied by them), of the directors and executive officers of the Company are as follows:

         NAME                       AGE                  POSITION
         ----                       ---                  --------
William K. Mackey(1)(3)(4)          46      Chairman of the Board of Directors,
                                            President, Chief Executive Officer
                                            and Treasurer

James P. Cefaratti(2)(3)            54      Director

Norman J. Hoskin(1)(2)(3)(4)        62      Director

William F. Silvia(2)(3)             63      Director

----------------------------
(1) Member of the Executive Committee.
(2) Member of the Audit Committee.
(3) Member of the Compensation Committee.
(4) Member of the Nominating Committee.

         Directors of the Company are elected to serve for a term of one year or until their successors are elected and qualify, or until their earlier death, resignation or removal. The Company's officers are appointed annually by, and serve at the pleasure of, the Board of Directors, subject to the terms of any employment agreements. Mr. Mackey has entered into an employment agreement with the Company (See Item 10, "Executive Compensation").

         William K. Mackey has served as a Director of the Company since July 1993. Mr. Mackey was elected Chairman of the Board, President and Chief Executive Officer and Treasurer of the Company in May 1995. From 1993 to May 1995, he was an entrepreneur and investor in and a consultant to several public and private companies. From August 1989 to May 1993, Mr. Mackey served as a director of Infonow Corporation a publicly-held software distribution company. From March 1991 to November 1992, Mr. Mackey served as President and a director of Docucon, Incorporated, a publicly-held company engaged in the document conversion business. From December 1988 to March 1991, Mr. Mackey served as President of Avondale Specialty Products, an ink manufacturer.

         James P. Cefaratti has been a Director of the Company since January 1992. He served as President, CEO and Director of Home Intensive Care, Inc., a home infusion and dialysis company, from December 1989 to June 1993. From May 1989 to December 1989, he served as Senior Executive Vice President of Home Intensive Care, Inc. From July 1993 until June 1995, he was a private investor. From June 1995 to December 1996, Mr. Cefaratti was President of Globalvision, Inc., a provider of laser radial keratotomy.

         Norman J. Hoskin has served as Director of the Company since June 1995. He has acted as Chairman of Atlantic Capital Group, a venture capital company based in Boca Raton, Florida, since 1989. Mr. Hoskin previously served as Senior Vice President of Rentar Industries, a large transportation, warehousing and banking conglomerate and currently sits on the Boards of Directors of Consolidated Technologies, Trinitech Systems, JHS Group, Expandez Canada International Ltd./Shanghai, P.R.C. and JF Hotels of Florida.

         William F. Silvia served as Chairman of the Board of Directors of the Company from November 1, 1991 through February 3, 1995 and continues to serve as a Director. Mr. Silvia has been a private investor and business consultant from December 1989 to the present. From June 1988 to July 1989, Mr. Silvia was President and Chief Operating Officer of Batts, Inc., a privately owned manufacturer of garment hangers. From July 1986 to June 1988, Mr. Silvia operated Silvia Associates, a general management consulting entity. Prior to that time, Mr. Silvia spent 30 years at Union Carbide Corporation, where he held several positions, including President of the Catalysts and Services Division; President of the Catalysts and Process Systems Division; President of the Engineering Products Division; Senior Vice President of the Linde Division; Vice President/General Manager, U.C. Europe-Engineering Products (Geneva); General Manager -Gas Products, Union Carbide Canada, LTD; and various middle management positions.

         Each Director of the Company is currently remunerated at the rate of $2,000 per meeting attended in person and $500 per meeting attended telephonically. In addition, each Director is granted options under the terms of the 1994 Outside Directors' Stock Option Plan to purchase 10,000 shares of Common Stock on the last business day of the year preceding the first Board of Directors meeting of each new calendar year at the then current bid price, subsequent to serving one full calendar year as a Director. Such options are exercisable over the subsequent ten years and fully vest over a one-year period from the date of grant. Pursuant to this program, the Company has granted options under the aforementioned Plan as follows:

                                       NUMBER OF SHARES      OPTION PRICE RANGE

Outstanding at January 1, 1995             190,000           $2.00 - $3.75
Granted                                    115,000           $3.25 - $5.00
                                           -------

Outstanding at December 31, 1995           305,000           $2.00 - $5.00
Granted                                     40,000           $0.44
                                           -------

Outstanding at December 31, 1996           345,000           $0.44 - $5.00
                                           =======

ITEM 10.          EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table sets forth information for the years ended December 31, 1996, 1995 and 1994, representing compensation earned by the Chief Executive Officer of the Company as of the end of the fiscal year 1996 (the "Named Executive Officer"), in all capacities in which he served.

                                                                                                                    LONG-TERM
ANNUAL COMPENSATION                                                                                               COMPENSATION
-------------------                                                           OTHER ANNUAL         OTHER            NUMBER OF
NAME AND PRINCIPAL POSITIONS                         YEAR       SALARY        COMPENSATION     COMPENSATION      OPTIONS GRANTED
----------------------------                         ----       ------        ------------     ------------      ---------------
William K. Mackey(1)                                 1996      $147,250         $4,200(2)           -                 50,000
  Chairman of the Board, President                   1995        81,673             -           $107,379(3)          310,000
  Chief Executive Officer and Treasurer

STOCK OPTION GRANTS IN 1996

         The following table contains information concerning the grant of stock options to the Named Executive Officer in 1996:

                                                                    INDIVIDUAL GRANTS
                                --------------------------------------------------------------------------------------
                                                                % OF TOTAL OPTIONS
                                  NUMBER OF SECURITIES         GRANTED TO EMPLOYEES     EXERCISE PRICE     EXPIRATION
    NAME                        UNDERLYING OPTIONS GRANTED        IN FISCAL YEAR          PER SHARE           DATE
    ----                        --------------------------     --------------------     --------------   -------------
William K. Mackey(1)                     50,000                        14.5%                 $0.75       July 27, 2006

STOCK OPTION EXERCISES IN 1996 AND OPTION VALUES AT DECEMBER 31, 1996

         The following table provides information with respect to options exercised by the Named Executive Officer during 1996 and the number and value of securities underlying unexercised options held by the Named Executive Officer at December 31, 1996:

                                                         NUMBER OF SECURITIES             VALUE OF UNEXERCISED
                                                     UNDERLYING UNEXERCISED OPTIONS       IN-THE-MONEY OPTIONS
                              SHARES                     AT DECEMBER 31, 1996             AT DECEMBER 31, 1996
                             ACQUIRED      VALUE     ------------------------------    ---------------------------
   NAME                    ON EXERCISE   REALIZED    EXERCISABLE      UNEXERCISABLE    EXERCISABLE   UNEXERCISABLE
   ----                    -----------   --------    -----------      -------------    -----------   -------------
William K. Mackey(1)             -           -          285,000           175,000             -             -

-----------------------------
(1) Mr. Mackey was appointed as President, Chief Executive Officer and Treasurer by the Board of Directors in May 1995.
(2) Represents a monthly auto expense allowance of $600 for the period from June 1996 through December 1996 for William K. Mackey.
(3) Represents finders fees paid to Mr. Mackey by the Company during fiscal year 1995 in connection with a series of offshore private placements undertaken by the Company. All of these fees were paid to Mr. Mackey prior to him becoming Chief Executive Officer of the Company in May 1995.

EMPLOYMENT ARRANGEMENTS

         On September 8, 1995, the Company entered into a five-year employment agreement with William K. Mackey, Chairman of the Board, President, Chief Executive Officer and Treasurer. The Agreement provides that Mr. Mackey will receive an annual base salary of $155,000, plus a bonus, if any, as determined by the Board of Directors. Pursuant to the terms of the employment agreement, Mr. Mackey was granted options to purchase an aggregate of 250,000 shares of the Company's Common Stock at an exercise price of $1.25 per share. Such options vest over a two-year period and have a term of ten years from the date of the grant. The employment agreement entitles Mr. Mackey to terminate the agreement in the event of a change of control of the Company and receive severance payments equal to the greater of the base salary due for the remaining term of the employment agreement or an amount equal to three times his base salary then in effect, plus bonus. If Mr. Mackey is terminated without cause, he is entitled to receive a severance payment equal to the greater of the remaining base salary payments due for the remaining term of the employment agreement or one year's base salary. If Mr. Mackey terminates the employment agreement because of a material default by the Company, he is entitled to receive a severance payment equal to the greater of the base salary payments due under the remaining term of the employment agreement or three times the sum of the base salary then in effect and his last bonus.

         The above-described employment agreement contains certain non-disclosure and non-compete provisions.

OUTSIDE DIRECTORS' PLAN AND PERFORMANCE EQUITY PLAN

         At December 31, 1996 the Company has two stock option plans, which are described below.

         OUTSIDE DIRECTORS' PLAN. The Company's shareholders have adopted the 1994 Outside Directors' Stock Option Plan (the "Outside Directors' Plan") for the Company's Directors who are not employees or officers of the Company or its subsidiaries ("Eligible Directors") and for consultants rendering advisory service to the Board of Directors. The Outside Directors' Plan reserves an aggregate of 400,000 shares of Common Stock and provides for the grant of non-qualified stock options ("NQSOs") which have an exercise period extending for ten years from the date of the grant. The purchase price of the shares of Common Stock covered by each option granted under the Outside Directors' Plan will be the fair market value of the shares as of the date of grant. Each Eligible Director who is newly-elected after the effective date of the Outside Directors' Plan shall be granted an option to purchase not less than 10,000 and not more than 50,000 shares of the Common Stock of the Company on the date such Director is initially elected or otherwise selected to the Board of Directors. The exact amount is determined by the Directors serving prior to the effective date of the Outside Directors' Plan. All Eligible Directors (including those serving on the Board of Directors prior to the effective date of the Outside Directors' Plan) are granted options to purchase 10,000 shares of the Common Stock of the Company on each December 31, on which an Eligible Director has completed a full year of service as a member of the Board of Directors of the Company.

         PERFORMANCE EQUITY PLAN. On May 13, 1991, the Company's stockholders adopted the 1991 Performance Equity Plan (the "Performance Equity Plan"), which covers an aggregate of 2,000,000 shares of Common Stock. The Performance Equity Plan provides for the grant of a variety of incentive awards to officers, key employees, consultants and independent contractors of the Company.

         The Performance Equity Plan authorizes the grant of incentive awards for up to 2,000,000 shares of Common Stock subject to adjustment in certain events. Incentive awards consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards. The Performance Equity Plan will expire at the close of business on May 13, 2001, unless sooner terminated. Officers, directors, and other key employees and prospective employees and consultants and independent contractors who perform services for the Company or any of its subsidiaries, (but excluding members of the stock option committee and any person who serves as a director only), ("Eligible Persons"), will be eligible to receive awards under the Plan. The Performance Equity Plan is administered by the Board of Directors or the Compensation and Stock Option Committee (the "Committee") appointed by the Board of Directors, which determines the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, subject to the provisions of the Performance Equity Plan.

         OUTSTANDING AWARDS. Options to purchase an aggregate of 1,281,582 shares have been granted and are outstanding as of March 24, 1997, under the Outside Directors' Plan and Performance Equity Plan as follows:

                                     NUMBER OF SHARES       OPTION PRICE RANGE
                                     ----------------       ------------------
OUTSTANDING AT JANUARY 1, 1995             868,000            $1.50 - $4.13
Granted                                    911,100            $1.25 - $5.00
Exercised                                 (103,518)           $1.50 - $4.13
Cancelled                                 (470,000)           $3.25 - $4.13
                                         ---------
OUTSTANDING AT DECEMBER 31, 1995         1,205,582            $1.25 - $5.00
Granted                                    386,000            $0.44 - $2.25
Cancelled                                 (313,500)           $0.75 - $3.75
                                         ---------
OUTSTANDING AT DECEMBER 31, 1996         1,278,082            $0.44 - $5.00
Granted                                    100,500            $0.41
Cancelled                                  (97,000)           $0.41 - $3.25
                                         ---------
OUTSTANDING AT MARCH 24, 1997            1,281,582            $0.41 - $5.00
                                         =========

         At December 31, 1996 and 1995, respectively, 724,590 and 193,761 options with an average option price of $3.09 and $2.98 were exercisable.

         In January 1997, the Company's Board of Directors approved a repricing of all granted and outstanding options to purchase Common Stock issued pursuant to the 1991 Performance Equity Plan. On January 24, 1997, all issued and outstanding options were repriced at approximately $0.44 per share, the market price per share of the Company's Common Stock on such date.

         In February 1997, certain employees of the Company were granted options to purchase a total of 100,500 shares of Common Stock at $0.41 per share (market value at the date of grant). The above options expire ten years from the date of grant, and are exercisable one-third each year beginning one year from the date of grant.

401(K) PLAN

         In January 1994, the Company adopted a 401(k) employee savings and retirement plan. Under the provisions of the Plan, the Company may elect to match each employee's contribution to the Plan at the rate of 50% in Company Common Stock. The Common Stock is restricted stock and vests over a two-year period on a quarterly basis. During 1996 and 1995, the Company contributed 61,787 and 24,103 shares of restricted Common Stock valued at $20,592 and $31,425, respectively.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         The following table sets forth information as to the number of shares of Common Stock beneficially owned as of March 24, 1997, by (i) each person who is believed by the Company to be a beneficial owner of more than 5% of the outstanding Common Stock of the Company; (ii) each Director of the Company;
(iii) the Named Executive; and (iv) all Directors and executive officers of the Company as a group. Beneficial ownership has been determined in accordance with the rules promulgated under Section 13(d) of the Securities and Exchange Act of 1934. All shares of Common Stock are owned both of record and beneficially unless otherwise indicated.

================================================================================================
                                                                NUMBER OF        PERCENTAGE OF
NAME AND ADDRESS OF BENEFICIAL OWNER(1)                         SHARES OWNED     COMMON STOCK
------------------------------------------------------------------------------------------------
Joel C. Edison (2)                                              1,987,778        17.0%
------------------------------------------------------------------------------------------------
William K. Mackey (3)                                             286,000         2.4%
------------------------------------------------------------------------------------------------
James P. Cefaratti (4)                                            115,000           *
------------------------------------------------------------------------------------------------
Norman J. Hoskin (5)                                               46,000           *
------------------------------------------------------------------------------------------------
William F. Silvia (6)                                             105,000           *
------------------------------------------------------------------------------------------------
Directors and executive officers as a group (four persons)        552,000         4.5%
================================================================================================

(1)      The address for all of these persons is the same as the Company's.
(2)      Mr. Edison is the former owner of Joel C. Edison, Ltd., dba KISS International which the
         Company acquired effective July 1, 1994.
(3)      Includes options to purchase 235,000 shares of Common Stock granted by the Company and additional options to purchase an aggregate of 50,000 shares of Common Stock granted by
         Kinder Investments, L.P. and Peter N. Christos.
(4)      Includes options to purchase 115,000 shares of Common Stock which are presently exercisable.
(5)      Includes options to purchase 45,000 shares of Common Stock granted by the Company which are presently exercisable.
(6)      Includes options to purchase 55,000 shares of Common Stock which are presently exercisable.
(*)      Less than 1%.

ESCROW SHARES AND ESCROW OPTIONS

         In connection with the Company's initial public offering, substantially all of the common stockholders and option holders of the Company at the date of the offering, agreed to place into escrow 50% of their shares of Common Stock and 50% of their options to purchase Common Stock equalling 975,000 shares of Common Stock (the "Escrow Shares") and options to purchase 116,250 shares of Common Stock (the "Escrow Options"). Shares issued upon exercise of the Escrow Options will be held in escrow as Escrow Shares. Such stockholders (and option holders to the extent they have exercised such options) may continue to vote the Escrow Shares; however, the Escrow Shares and Escrow Options are not assignable or transferable. The following sets forth the number of Escrow Shares and Escrow Options owned by the Directors listed below.

                                               NUMBER OF         NUMBER OF
                  HOLDER                     ESCROW SHARES      ESCROW OPTIONS
                  ------                     -------------      --------------
William F. Silvia............................    25,000              0
James P. Cefaratti...........................       0             25,000

All of the Escrow Shares and the Escrow Options will be released in the event that:

         (a) The Minimum Pretax Income amounts to at least $6,300,000 for the fiscal year ending December 31, 1997, provided that if additional shares are issued, Minimum Pretax Income shall be increased proportionately; or

         (b) The closing price of the Company's Common Stock for any 20 consecutive trading days shall average in excess of $30.00 during the period commencing January 1, 1997 and ending December 31, 1997.

         If such levels are not attained in 1997, the Escrow shares and Options will be contributed to the Company.

         Any money, securities, rights or property distributed in respect of the Escrow Shares or Escrow Options, including any property distributed as dividends or pursuant to any stock split, merger, recapitalization, dissolution, or total or partial liquidation of the Company, shall be held in escrow until the release, if any, of the Escrow Shares and Escrow Options.

         The Minimum Pretax Income shall be calculated exclusive of any extraordinary earnings and charges to income resulting from the release of the Escrow Shares or Escrow Options. For purposes of calculating Minimum Pretax Income, if additional shares of Common Stock are issued, then the foregoing Minimum Pretax Income levels for any year would increase proportionately. Based on a position taken by the Securities and Exchange Commission staff, the Company expects that the release of the Escrow Shares and Escrow Options will be deemed compensatory and, accordingly, will result in substantial charges to earnings equal to the fair market value of the Escrow Shares as of the date on which they are released. Such charges could substantially increase the loss or reduce or eliminate the Company's net income, if any, for financial reporting purposes for the periods in which the

Escrow Shares or Escrow Options are released or are probable of being released. If none of the foregoing earnings or market price levels are attained by December 31, 1997, the Escrow Shares and Escrow Options, as well as any dividends or other distributions made with respect thereto, will be contributed to the capital of the Company and all Escrow Options shall be cancelled without consideration to the holders thereof.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

ACQUISITION OF KISS

         Effective July 1, 1994, the Company acquired all of the Common Stock of Joel C. Edison, Ltd., dba KISS International, Inc., ("KISS"), from Joel C. Edison. The purchase price consisted of 533,333 restricted shares of Common Stock of the Company valued at $1,000,000 and aggregate payments of $150,000 pursuant to a consulting/non-compete agreement. In connection with this acquisition, the Company agreed to issue additional shares of its Common Stock in the event that the per share value of such Common Stock was not at least $3.75 per share on July 1, 1996. During July 1996, the Company issued 2,375,758 additional shares of Common Stock to Mr. Edison pursuant to such agreement.

FINDERS FEES

         William K. Mackey, President and Chief Executive Officer of the Company, received a total of $107,379 in finders fees from the Company during fiscal year 1995 in connection with a series of foreign private placements undertaken by the Company pursuant to Regulation S. All of these fees were paid to Mr. Mackey prior to him becoming an officer of the Company in May 1995.

                                     PART IV

ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

  3.1       Certificate of Incorporation of the Registrant filed as Exhibit
            (3)-1 to the Company's Registration Statement on Form SB-2
            (Registration No. 33-67252) is hereby incorporated herein by reference.
  3.2       By-laws of the Registrant filed as Exhibit 3.2 to the Company's
            Registration Statement on Form SB-2 (Registration No. 33-67252) is
            hereby incorporated by reference.
  4.1       Form of Warrant Agreement (with Warrant Certificates) filed as
            Exhibit 4.2 to the Company's Registration Statement on Form SB-2
            (Registration No. 33-67252) is hereby incorporated by reference.
*10.1       Distribution Agreement between the Company and Ryko Manufacturing
            Company dated July 1, 1995.
*10.2       Agreement between First United Equities Corporation and the Company, dated October 5, 1995.
*10.3       Stock Purchase Agreement dated March 17, 1995 by and among the
            Company and Brindenberg Securities A/S.
*10.4       Stock Purchase Agreement dated as of May 8, 1995 by and among the
            Company and M & M Capital Mgmt. LDC.
*10.5       Stock Purchase Agreement dated May 31, 1995 by and among the Company and The Gifford Fund, Ltd.
*10.6       Stock Purchase Agreement dated May 24, 1995 by and among the Company and Amadeus Offshore Fund, LTD. Fund, Ltd.
*10.7       Stock Purchase Agreement dated June 7, 1995 by and among the Company and Wood Gundy.
*10.8       Securities Purchase Agreement dated January 20, 1995 between the
            Company and Capital International Limited.
*10.9       Securities Purchase Agreement dated January 20, 1995 between the
            Company and Monarch Development.
*10.10      Loan Agreement dated January 20, 1995 by and among the Company
            BellFlower Investments, Inc.
*10.11      Subordinated Convertible Note of the Company dated August 1, 1995.
*10.12      Subordinated Convertible Note of the Company dated September 27,
            1995.
*10.13      Form of Subordinated Convertible Note of the Company dated September
            27, 1995.
*10.14      Stock Purchase Agreement dated May 12, 1995 by and among the Company and Galapaco Holdings Ltd.
*10.15      Employment Agreement dated September 8, 1995 by and between the
            Company and William K. Mackey.
*11.1       Statement re: Computation of Per Share Earnings.
*21.1       Subsidiaries of the Registrant.
 23.1       Consent of BDO Seidman, LLP for Form S-8 (Registration
            No. 33-88660).
*24.1       Powers of Attorney.
 27.1       Financial Data Schedule.

*: Previously filed with, and incorporated herein by reference to, the Registrant's Form SB-2 (Registration No. 333-2504) as filed on March 19, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Coral Springs, State of Florida, on March 24, 1997.

                                           AQUA CARE SYSTEMS, INC.

                                           /s/ WILLIAM K. MACKEY
                                           -------------------------------------
                                           William K. Mackey
                                           Chairman of the Board, President,
                                           Chief Executive Officer and Treasurer

         KNOWN ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William K. Mackey and George J. Overmeyer, and each of them, his attorney-in-fact with power of substitution for him in any and all capacities, to sign any amendments and supplements relating to this Annual Report on Form 10-KSB, or other instructions he deems necessary or appropriate, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                  TITLE                                  DATE
---------                  -----                                  ----
/S/ WILLIAM K. MACKEY      Chairman of the Board, President       March 24, 1997
-----------------------    Chief Executive Officer, Treasurer
William K. Mackey          and Principal Accounting Officer

/S/ GEORGE J. OVERMEYER    Corporate Controller                   March 24, 1997
-----------------------
George J. Overmeyer

/S/ JAMES P. CEFARATTI     Director                               March 24, 1997
----------------------
James P. Cefaratti

/S/ NORMAN J. HOSKIN       Director                               March 24, 1997
----------------------
Norman J. Hoskin

/S/ WILLIAM F. SILVIA      Director                               March 24, 1997
----------------------
William F. Silvia

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             PAGE
                                                            NUMBER

Report of Independent Certified Public Accountants            F-2

Consolidated Balance Sheets
     as of December 31, 1996 and 1995                         F-3

Consolidated Statements of Operations
     for the years ended December 31, 1996 and 1995           F-4

Consolidated Statements of Stockholders' Equity
     for the years ended December 31, 1996 and 1995           F-5

Consolidated Statements of Cash Flows
     for the years ended December 31, 1996 and 1995           F-6

Notes to Consolidated Financial Statements                    F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
Aqua Care Systems, Inc.

         We have audited the accompanying consolidated balance sheets of Aqua Care Systems, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aqua Care Systems, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

Miami, Florida                                   BDO Seidman, LLP
February 21, 1997

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                    (NOTE 2)

                                                                         DECEMBER 31,
                                                                  1996                 1995
                                                             ---------------      --------------
ASSETS
Current
     Cash and cash equivalents...............................$       561,219      $      721,763
     Accounts receivable, net of allowance
         for doubtful accounts of $99,000 and $85,000........      1,430,057           2,016,117
     Costs and estimated earnings in excess of billings......        424,753              67,974
     Inventory...............................................      1,903,583           1,950,098
     Current maturities of notes receivable..................         94,800             589,050
     Prepaids and other......................................        179,658              75,489
                                                             ---------------      --------------
Total current assets.........................................      4,594,070           5,420,491

Property, plant and equipment, net...........................      1,539,486             818,378
Intangible assets, net.......................................      4,067,208           4,327,174
Notes receivable, less current maturities....................        129,150             225,492
Other assets.................................................         90,230             101,116
                                                             ---------------      --------------
Total assets.................................................$    10,420,144      $   10,892,651
                                                             ===============      ==============
LIABILITIES
Current
     Accounts payable........................................$     1,447,324      $    1,354,799
     Accrued expenses........................................        478,984             584,212
     Current maturities of long-term debt....................        271,156             254,925
     Indebtedness to related party...........................        125,000             125,000
                                                             ---------------      --------------
Total current liabilities....................................      2,322,464           2,318,936

Long-term debt, less current maturities......................        781,873             523,998
Convertible subordinated notes, net of discounts                        --               247,959
                                                             ---------------      --------------
Total liabilities............................................      3,104,337           3,090,893
                                                             ---------------      --------------
COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par; 5,000,000 shares
         authorized, none outstanding........................             --                  --
     Common stock, $.001 par; 30,000,000 shares
         authorized, 11,697,554 and 8,980,143 shares
         issued and outstanding..............................         11,698               8,980
     Additional paid-in capital..............................     16,636,805          16,367,002
     Deficit.................................................     (9,332,696)         (8,574,224)
                                                             ---------------      --------------
Total stockholders' equity...................................      7,315,807           7,801,758
                                                             ---------------      --------------
Total liabilities and stockholders' equity...................$    10,420,144      $   10,892,651
                                                             ===============      ==============

          See accompanying notes to consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                 For the year ended
                                                                                    December 31,
                                                                           1996                  1995
                                                                     ---------------       ---------------
         Revenues....................................................$    15,987,147       $    14,821,475

         Cost of revenues............................................     11,062,494             9,559,559
                                                                     ---------------       ---------------
         Gross profit................................................      4,924,653             5,261,916
                                                                     ---------------       ---------------
         Operating expenses:
              Selling, general and administrative....................      5,032,940             7,301,056
              Depreciation and amortization..........................        498,346               628,628
              Provision for doubtful accounts and notes..............         59,154               370,541
              Provision for impairment of intangible assets..........             --             1,094,167
                                                                     ---------------       ---------------
         Total operating expenses....................................      5,590,440             9,394,392
                                                                     ---------------       ---------------
         Loss from operations........................................       (665,787)           (4,132,476)

         Interest expense, net.......................................        (92,685)             (141,283)
                                                                     ---------------       ---------------
         Net loss....................................................       (758,472)           (4,273,759)
                                                                     ---------------       ---------------
         Net loss per common share...................................$         (0.08)      $         (0.68)
                                                                     ===============       ===============
         Weighted average number of outstanding
              shares of common stock.................................      9,477,354             6,307,714
                                                                     ===============       ===============


          See accompanying notes to consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                    COMMON STOCK                  ADDITIONAL
                                            -----------------------------           PAID-IN
                                               SHARES            AMOUNT             CAPITAL            DEFICIT          TOTAL
                                            ------------         --------     ---------------     --------------    --------------
            Amounts at January 1, 1995         4,847,442         $  4,847     $    10,635,102     $   (4,300,465)   $    6,339,484

     Common Stock issued in connection
               with the acquisition of
     Midwest Water Technologies, Inc.:            89,151               89             191,627                 --           191,716

     Common Stock issued in connection
  with the acquisition of Coast Filter
    Media Supply, Inc. dba Systematix:             5,000                5               8,545                 --             8,550

                Proceeds from issuance
                      of Common Stock:         3,974,029            3,974           5,375,258                 --         5,379,232

       Exercise of options to purchase
     Common Stock under the 1991 Plan:            40,418               41             125,069                 --           125,110

Contribution to Employee Benefit Plan:            24,103               24              31,401                 --            31,425

                             Net loss:                --               --                  --         (4,273,759)       (4,273,759)
                                            ------------         --------     ---------------     --------------    --------------
          Amounts at December 31, 1995         8,980,143            8,980          16,367,002         (8,574,224)        7,801,758

     Common Stock issued in connection
          with the acquisition of KISS
                  International, Inc.:         2,375,758            2,376              (2,376)                --                --

     Common Stock issued in connection
               with the acquisition of
     Midwest Water Technologies, Inc.:            11,048               11               3,959                 --             3,970

Conversion of convertible subordinated
                notes to Common Stock:           268,818              269             247,690                 --           247,959

Contribution to Employee Benefit Plan:            61,787               62              20,530                 --            20,592

                             Net loss:                --               --                  --           (758,472)         (758,472)
                                            ------------         --------     ---------------     --------------    --------------
          Amounts at December 31, 1996        11,697,554         $ 11,698     $    16,636,805     $   (9,332,696)   $    7,315,807
                                            ============         ========     ===============     ==============    ==============

           See accompanying notes to consolidated financial statements

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              FOR THE YEAR ENDED
                                                                                 DECEMBER 31,
                                                                           1996                  1995
                                                                     ---------------       ---------------
         OPERATING ACTIVITIES:
         Net loss....................................................$      (758,472)      $    (4,273,759)
         Adjustments to reconcile net loss to net cash used
         in operating activities:
              Provision for doubtful accounts and notes..............         59,154               370,541
              Depreciation and amortization..........................        498,346               628,628
              Provision for impairment of goodwill...................             --             1,094,167
              Provision to reduce property, plant and equipment
                 and other intangibles to realizable value...........             --               792,708
              Purchase price adjustments for acquisitions expensed...          3,970                    --
              Pension contribution paid through
                 issuance of Common Stock............................         20,592                31,425
         Changes in assets and liabilities
         net of effects of acquired businesses:
              Decrease (increase) in accounts receivable.............        526,906              (391,286)
              (Increase) decrease in costs and estimated
                 earnings in excess of billings......................       (356,779)              450,173
              Decrease (increase) in inventory.......................         46,515              (648,189)
              (Increase) decrease in prepaids and other..............       (104,169)              162,837
              Decrease in other assets...............................         10,886                37,441
              Decrease in bank overdraft.............................             --               (63,884)
              Decrease in accounts payable and accrued
                 expenses............................................        (12,703)           (1,485,729)
                                                                     ---------------       ---------------
         Net cash used in operating activities.......................        (65,754)           (3,294,927)
                                                                     ---------------       ---------------
         INVESTING ACTIVITIES:
              Payment for acquisition of businesses,
                 net of cash acquired................................             --              (333,995)
              Advances on notes receivable...........................             --              (500,000)
              Payments received on notes receivable..................        590,592               116,696
              Capital expenditures...................................       (944,161)             (453,238)
              Addition to intangible assets..........................        (15,327)               (2,052)
                                                                     ---------------       ---------------
         Net cash used in investing activities.......................       (368,896)           (1,172,589)
                                                                     ---------------       ---------------
         FINANCING ACTIVITIES:
              Net proceeds from issuance of common stock.............             --             5,496,435
              Net proceeds from issuance of notes payable and
                 long-term debt......................................        725,855               747,959
              Repayment of notes payable and
                 long-term debt......................................       (451,749)           (1,055,115)
                                                                     ---------------       ---------------
         Net cash provided by financing activities...................        274,106             5,189,279
                                                                     ---------------       ---------------
         Net (decrease) increase in cash and cash equivalents........       (160,544)              721,763
         Cash and cash equivalents, beginning of year................        721,763                     0
                                                                     ---------------       ---------------
         Cash and cash equivalents, end of year......................$       561,219       $       721,763
                                                                     ===============       ===============

          See accompanying notes to consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS

         Aqua Care Systems, Inc. and subsidiaries (the "Company") is engaged in the design, assembly, marketing and distribution of water filtration and purification products and waste water treatment systems and car wash equipment sales and service. Currently, it provides services and equipment sales and construction and installation of waste water treatment plants for clients in the United States and abroad. For the years ended December 31, 1996 and 1995, export sales, principally to South America and Asia, aggregated approximately $1,100,000 and $700,000, respectively. At December 31, 1996, substantially all accounts receivable were due from customers within the United States.

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

         INTANGIBLE ASSETS

         The excess of the cost over the fair value of net assets of purchased businesses is recorded as goodwill and is amortized on a straight-line basis over 15 years. The cost of other intangibles is amortized on a straight-line basis over their estimated useful lives, ranging from seven to fifteen years. The Company continually evaluates the carrying value of goodwill and other intangible assets. Impairments are recognized when the expected future undiscounted operating cash flows to be derived from such intangible assets are less than their carrying values.

         RECLASSIFICATIONS

         Certain 1995 amounts have been reclassified to conform to the 1996 presentation.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments consist principally of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued expenses and long-term debt. The carrying amounts of such financial instruments as reflected in the consolidated balance sheets approximate their estimated fair value as of December 31, 1996 and 1995. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

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

2.       LIQUIDITY

         The Company has experienced negative cash flows from operating activities for the years ended December 31, 1996 and 1995. To date, the Company has funded its growth and operations from the net proceeds of its initial public offering, bank financing and several private sales of Common Stock completed through 1996. If the Company continues to experience negative cash flows from operating activities and additional proceeds from financing are not obtained, the Company may need to further reduce its level of operating expenditures.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.       ACQUISITIONS

         (a) Effective July 1, 1994, the Company acquired all of the Common Stock of Joel C. Edison, Ltd., dba KISS International, ("KISS"). The purchase price consisted of 533,333 restricted shares of Common Stock of the Company valued at $1,000,000 and aggregate payments of $150,000 pursuant to a consulting/non-compete agreement. In connection with this acquisition, the Company agreed to issue additional shares of its Common Stock in the event that the per share value of such Common Stock was not at least $3.75 per share on July 1, 1996. During July 1996, the Company issued 2,375,758 additional shares of Common Stock pursuant to such agreement.

         (b) On January 23, 1995, the Company acquired all of the assets and assumed certain liabilities of Midwest Water Technologies, Inc. ("MWT"). The purchase price consisted of 20,740 restricted shares of Common Stock of the Company valued at $35,000 and $290,000 in cash. In connection with this acquisition, the Company issued options to purchase 63,100 shares of Common Stock of the Company at an exercise price of $2.30 per share. In connection with this acquisition, the Company recorded goodwill of approximately $400,000. Pursuant to this acquisition, the Company agreed to issue additional shares semi-annually to a former shareholder amounting to 10% of the net sales from MWT to the former stockholder for each six month period commencing January 1, 1995. Pursuant to this agreement, 11,048 and 5,311 additional shares of Common Stock were issued during the years ended December 31, 1996 and 1995, respectively. The Company assumed operational control of MWT on January 1, 1995. MWT operations include manufacturing, assembly, marketing and distribution of water purification products for commercial as well as residential applications.

         (c) On March 17, 1995, the Company acquired all of the Common Stock of the Di-tech division of Coast Filter Media Supply Co., Inc. dba Systematix ("DTS"). The purchase price consisted of 5,000 restricted shares of Common Stock of the Company valued at $8,550. In connection with this acquisition the Company recorded goodwill of approximately $300,000, principally as a result of acquired liabilities. The Company assumed operational control of DTS on March 1, 1995. DTS operations include assembly, marketing and distribution of water purification products for commercial as well as residential applications. During 1995, DTS recognized impairment of goodwill previously recorded, amounting to approximately $300,000, due mainly to the cessation of operations at its manufacturing facility during the third quarter of 1995.

         All of the acquisitions were accounted for by the purchase method, and accordingly, the results of operations of the acquired businesses have been included in the accompanying consolidated financial statements from the dates the Company assumed operational control of each acquired entity.

         (d) In November 1996, the Company entered into a non-binding letter of intent in which it endeavors to purchase all the assets and assume certain of the liabilities of the Filtration Systems Division of The Duriron Company, Inc. The acquisition is subject to, among other things, the completion of due diligence procedures on the part of both parties and the completion of the definitive purchase agreement and financing arrangements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.       CONTRACTS IN PROGRESS

COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS   DECEMBER 31, 1996    DECEMBER 31, 1995
--------------------------------------------------   -----------------    -----------------
Costs and estimated earnings...........................$   1,114,418         $   1,649,035
Less billings..........................................     (689,665)           (1,581,061)
                                                       --------------        --------------
Total..................................................$     424,753         $      67,974
                                                       =============         =============

         All receivables on contracts in progress are considered to be collectible within twelve months. Retainages receivable totalling $170,444 and $54,513 are included in accounts receivable at December 31, 1996 and 1995, respectively.

5.       PROPERTY, PLANT AND EQUIPMENT

                                         DECEMBER 31, 1996    DECEMBER 31, 1995
                                         -----------------    -----------------

Land and buildings........................$     894,633        $     150,000
Machinery and equipment...................      883,239              688,841
Furniture and fixtures....................      284,754              279,624
Leasehold improvements....................       50,732               50,732
Autos and trucks..........................       17,906               17,906
                                          -------------        -------------
                                              2,131,264            1,187,103
Less accumulated depreciation.............     (591,778)            (368,725)
                                          -------------        -------------
Net property, plant and equipment.........$   1,539,486        $     818,378
                                          =============        =============

6.       INTANGIBLE ASSETS

                                          DECEMBER 31, 1996   DECEMBER 31, 1995
                                          -----------------   -----------------


Goodwill...................................$   4,776,405       $   4,759,029
License agreement, customer list and other.      149,169             151,218
                                           -------------       -------------
                                               4,925,574           4,910,247
Less accumulated amortization..............     (858,366)           (583,073)
                                           -------------       -------------
Net intangible assets......................$   4,067,208       $   4,327,174
                                           =============       =============

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       LONG-TERM DEBT

                                                           DECEMBER 31, 1996   DECEMBER 31, 1995
                                                           -----------------   -----------------
9.25% mortgage note payable, principal and interest
payable monthly with an estimated balloon payment
of approximately $360,000 due June 2001,
collateralized by land and building ........................$     444,231                  --

Prime plus 1%, (9.25% at December 31, 1996), notes
payable, issued in connection with the acquisition of
CWES, payable in equal quarterly principal payments
of $40,000, plus interest, through April 1999,
principally collateralized by the accounts
receivable, inventory and property and equipment of CWES....      400,000       $     560,000

Prime plus 2%, (10.25% at December 31, 1996),
mortgage note payable, principal and interest payable
monthly through January 2004, collateralized
by land and building........................................      124,714             134,839

Prime plus 2%, (10.25% at December 31, 1996), note
payable, interest only payable monthly, principal due
upon demand, collateralized by certain of the assets
of GFSI.....................................................       84,084              84,084
                                                            -------------       -------------
                                                                1,053,029             778,923

Less current maturities.....................................     (271,156)           (254,925)
                                                            -------------       -------------
Total long-term debt........................................$     781,873       $     523,998
                                                            =============       =============

At December 31, 1996, maturities of long-term debt, are:

                               1997                           $     271,156
                               1998                                 189,324
                               1999                                 112,227
                               2000                                  35,395
                               2001                                 393,032
                            Thereafter                               51,895
                                                              -------------
                                                              $   1,053,029
                                                              =============

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.            RELATED PARTY BALANCES AND TRANSACTIONS

INDEBTEDNESS TO RELATED PARTIES                       DECEMBER 31, 1996   DECEMBER 31, 1995
-------------------------------                       -----------------   -----------------
10% unsecured notes payable to a former affiliated
entity, matured October 1994...........................$     125,000       $     125,000
                                                       =============       =============

         Interest expense on related party indebtedness aggregated approximately $13,000 for each of the years ended December 31, 1996 and 1995, respectively.

         In connection with the private sales of 1,400,000 shares of Common Stock (see Note 10), the Company paid finders fees aggregating approximately $107,000 to a member of the Company's Board of Directors during the year ended December 31, 1995.

9.       INCOME TAXES

         At December 31, 1996 and 1995, the Company has approximately $7,100,000 and $6,600,000, respectively, of net operating loss carryforwards expiring through 2011, for both financial reporting and income tax purposes. Changes in ownership of greater than 50% which may have occurred as a result of the Company's issuances of Common and Preferred Stock may result in a substantial annual limitation being imposed upon the future utilization of the net operating losses for tax purposes. The amount of such limitation has not yet been determined.

         Realization of any portion of the approximate $2,750,000 and $2,500,000 deferred tax asset at December 31, 1996 and 1995, respectively, resulting mainly from the available net operating loss carryforwards, is not considered more likely than not and accordingly, a valuation allowance has been recorded for the full amount of such assets.

10.      EQUITY TRANSACTIONS

         (a) In connection with the Company's initial public offering, all then holders of shares of the Company's Common Stock and substantially all holders of options to acquire such shares agreed to place into escrow 50% of their Common Stock (975,000 shares) and options to purchase Common Stock (116,250 options) (the "escrow shares"). Such stockholders (and option holders to the extent they have exercised such options) shall continue to vote the escrow shares; however, the escrow shares are not assignable or transferable. The escrow shares are to be released from escrow upon the attainment of specified net income or Common Stock price levels through 1997. If such levels are not obtained by December 31, 1997, the shares will be contributed to the Company. Release of the escrow shares will be compensatory and will result in adjustments to earnings to record such shares at fair market value. The Company does not presently believe that it is probable that any of the escrow shares will be released.

         (b) During 1995, the Company completed private sales of 1,400,000 shares of Common Stock. The net proceeds of approximately $2,900,000 from these sales was used primarily for acquisitions and working capital.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (c) During 1995, the Company issued $3,250,000 of Subordinated Convertible Notes, of which, approximately $3,000,000 were converted into 2,574,029 shares of the Company's Common Stock. The balance of such Notes, approximating $250,000, were converted into 268,818 shares of the Company's Common Stock in January 1996. The net proceeds of approximately $2,800,000 from these sales was used primarily for acquisitions and working capital.

         (d) At December 31, 1996 the Company has two stock option plans, which are described below. The Company applies APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations in accounting for options granted to employees. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

         Under the 1991 Performance Equity Plan, the Company may grant options to its employees and certain consultants for up to 2,000,000 shares of Common Stock. Under the 1994 Outside Directors' Plan, the Company may grant options to its directors for up to 400,000 shares of Common Stock. For both plans, the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years.

         FASB Statement 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans has been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: no dividend yield for all years; expected volatility from 57 to 60 and 46 to 62 percent, respectively; risk-free interest rates of 5.5 - 6.7 and 5.8 - 7.4 percent for the 1991 Plan options and 6.1 and 5.5 - 7.2 percent in 1996 and 1995, respectively, for the 1994 Plan options; and expected lives of 10 years in 1996 and 5 - 10 years in 1995 for the 1991 Plan options and 10 years for the 1994 Plan options.

         Under the accounting provisions of FASB Statement 123, the Company's net loss and net loss per common share would have been as follows:

                                               1996              1995
                                               ----              ----
         Net loss         As reported       $(758,472)      $(4,273,759)
                          Proforma        $(1,650,558)      $(4,273,759)

         Net loss per     As reported           $(.08)            $(.68)
         common share     Proforma              $(.17)            $(.68)


         A summary of the status of the Company's two fixed stock option plans as of December 31, 1996 and 1995, and changes during the years ending on those dates is presented below:

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                            DECEMBER 31, 1996                DECEMBER 31, 1995
                                            -----------------                -----------------
                                                         WEIGHTED-AVERAGE                 WEIGHTED-AVERAGE
                                            SHARES       EXERCISE PRICE      SHARES       EXERCISE PRICE
                                            --------------------------------------------------------------
Outstanding at beginning of year            1,205,582        $2.85             868,000        $3.33
Granted                                       386,000         1.37             911,100         2.77
Exercised                                          --           --            (103,518)        2.61
Forfeited                                    (313,500)        2.75            (470,000)        3.56
                                            ---------                        ---------
Outstanding at end of year                  1,278,082        $2.49           1,205,582        $2.85
                                            =========                        =========
Options exercisable at year-end               724,590        $3.09             193,761        $2.98

Weighted-average fair value of options
 granted during the year                        $1.01                            $1.89


         The following table summarizes information about fixed stock options outstanding at December 31, 1996.

                     OPTIONS OUTSTANDING                                        OPTIONS EXERCISABLE
                     -------------------------------------------------------    --------------------------------
                     NUMBER           WEIGHTED-AVERAGE                          NUMBER
RANGE OF             OUTSTANDING      REMAINING             WEIGHTED-AVERAGE    EXERCISABLE     WEIGHTED-AVERAGE
EXERCISE PRICES      AT 12/31/96      CONTRACTUAL LIFE      EXERCISE PRICE      AT 12/31/96     EXERCISE PRICE
---------------      -----------      ----------------      ----------------    -----------     ----------------
$0.44-2.00              585,000         9.4 years               $1.28              215,000           $1.54
 2.25-3.00              187,500         8.8                      2.65              100,000            3.00
 3.25-4.00              312,249         6.5                      3.54              216,257            3.61
 4.13-5.00              193,333         2.9                      4.29              193,333            4.29
                      ---------                                                  ---------
$0.44-5.00            1,278,082         7.6                     $2.49              724,590           $3.09
                      =========                                                  =========

         On January 24, 1997, based upon the approval of the Board of Directors, the Company repriced all granted and outstanding options to purchase Common Stock issued pursuant to the 1991 Performance Equity Plan at $0.44 per share, the market price per share of the Company's Common Stock on such date.

         (e) As of December 31, 1996 and 1995, respectively, the Company has reserved an aggregate 9,782,740 and 9,282,740 shares of Common Stock for issuance upon exercise of outstanding options and warrants.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.      BUSINESS SEGMENTS

         The Company's operations by business segments were as follows:

                                   WATER FILTRATION
                                   AND PURIFICATION
                                    AND WASTE WATER    CAR WASH EQUIPMENT
REVENUES                               TREATMENT        SALES AND SERVICE      CORPORATE           TOTAL
--------                           ----------------    ------------------      ---------           -----
1996                                $   12,409,843       $   3,577,304                 --     $   15,987,147
1995                                $   11,204,045       $   3,617,430                 --     $   14,821,475

OPERATING INCOME (LOSS)
-----------------------
1996                                $      240,405       $      82,163       $   (988,355)    $     (665,787)
1995                                $   (3,590,513)      $     362,132       $   (904,095)    $   (4,132,476)

IDENTIFIABLE ASSETS
-------------------
1996                                $    7,132,469       $   1,989,343       $  1,298,332     $   10,420,144
1995                                $    7,859,159       $   2,109,783       $    923,709     $   10,892,651

DEPRECIATION AND AMORTIZATION
-----------------------------
1996                                $      332,932       $     118,014       $     47,400     $      498,346
1995                                $      473,669       $     120,159       $     34,800     $      628,628

CAPITAL EXPENDITURES
--------------------
1996                                $       90,173       $      67,132       $    786,856     $      944,161
1995                                $      408,260       $      23,007       $     21,971     $      453,238

12.      FINANCING FEES

         The Company offers a retail financing program for the purpose of assisting its subsidiaries' water purification customers (dealers) in obtaining financing through an arrangement with an unrelated lending company. As compensation for its services, the Company receives fees based on amounts financed. Net fees for the years ended December 31, 1996 and 1995 aggregated approximately $691,000 and $321,000, respectively, and are included in revenues.

13.      SUPPLEMENTAL CASH FLOW INFORMATION

         For the years ended December 31, 1996 and 1995, the Company paid $89,319 and $137,026, respectively, for interest. Non-cash investing and financing activities are as follows:

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The Company purchased the net assets of MWT and all of the capital stock of DTS during the year ended December 31, 1995. In conjunction with these acquisitions, liabilities were assumed as follows:

                                                           DECEMBER 31, 1995
                                                           -----------------
Fair value of assets acquired                               $     1,052,107

Cash paid for the capital stock/net
assets, net of cash acquired                                       (333,995)

Common Stock issued in connection with
acquisitions                                                       (193,550)

Debt and obligations under acquisition
agreements                                                               --
                                                            ---------------
Liabilities assumed                                         $       524,562
                                                            ===============

         During January 1996, $247,959 of subordinated convertible notes were converted into 268,818 shares of the Company's Common Stock (See Note 10).

         During 1996 and 1995, the Company contributed 61,787 and 24,103 shares of restricted Common Stock pursuant to the terms of the Company's 401(k) employee savings and retirement plan valued at $20,592 and $31,425, respectively.

14.      COMMITMENTS AND CONTINGENCIES

         (a) The Company leases vehicles and office/warehouse space under operating leases which expire through 2000. Total rent expense aggregated approximately $349,000 and $443,000, including approximately $145,000 and $152,000 to related parties, for the years ended December 31, 1996 and 1995, respectively.

         Approximate future annual minimum lease payments under operating leases at December 31, 1996 are as follows:

               1997                           $     187,797
               1998                                 181,297
               1999                                 118,483
               2000                                  29,397
                                              -------------
                                              $     516,974
                                              =============

         (b) The Company has entered into a distribution agreement with Ryko Manufacturing Company ("Ryko"). Under the terms of the agreement, the Company is the exclusive distributor of Ryko car wash equipment in the South Florida region. The distribution agreement provides that the Company sells directly or receives a commission on all Ryko equipment sold within its region. The distribution agreement is due to expire in July 1997. However, it provides for automatic renewal upon achievement of certain sales goals which aggregate approximately $1,700,000 and $1,900,000 for 1996 and 1997, respectively. The Company expects to meet such goals.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (c) In January 1994, the Company adopted a 401(k) employee savings and retirement plan. Under the provisions of the Plan, the Company may elect to match each employee's contribution to the Plan at the rate of 50% in Company Common Stock. The Common Stock is restricted stock and vests over a two year period on a quarterly basis. During 1996 and 1995, the Company contributed 61,787 and 24,103 shares of restricted Common Stock valued at $20,592 and $31,425, respectively.

15.      SUBSEQUENT EVENTS

         (a) On July 22, 1996, the Company filed a complaint against Vincent Spaulding, Robert Langman and Robert Farry, former employees of one of the Company's subsidiaries, in the United States District court for the Southern District of Florida. The complaint alleges, among other matters, breach of express warranty and specific performance of certain of the parameters of the Stock Purchase Agreement effective July 1994 entered into by the Company for the purchase of Gravity Flow Systems, Inc., FLS Specialty Manufacturing, Inc. and the name and certain assets of TOPCO International, Inc. During January 1997, the Company agreed to a Settlement Agreement which, among other things, provides for the payment of $150,000 in cash to the Company along with the transfer of land and building and a mortgage note payable to the Defendants having a carrying value of $150,000 and $124,714, respectively, as of December 31, 1996. The result of the above transaction will be a net gain of approximately $125,000 in 1997.

         (b) In February 1997, certain employees of the Company were granted options to purchase a total of 100,500 shares of Common Stock at $0.41 per share (market value at the date of grant). The above options expire ten years from the date of grant, and are exercisable one-third each year beginning one year from the date of grant.

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
 23.1         Consent of Independent Certified Public Accountants
 27.1         Financial Data Schedule