Form 10QSB
period 1997-03-31
AQUA CARE SYSTEMS INC /DE/
filed 1997-05-07
CIK 910566

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended     MARCH 31, 1997
                                       --------------------------

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

                 11820 N.W. 37TH STREET, CORAL SPRINGS, FL 33065
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (954) 796-3338
                           ---------------------------
                           (Issuer's telephone number)

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

                                                    Number of Shares Outstanding

                                                          ON MAY 5, 1997
                                                          --------------
           CLASS
           -----

Common Stock,  $ .001 Par Value                             11,712,523
                                                            ----------

         Transitional small business disclosure format:

                                Yes  [ ]   No [X]

                             AQUA CARE SYSTEMS, INC.

                                 INDEX TO 10-QSB

PART I.   FINANCIAL INFORMATION

          ITEM 1.   Consolidated Balance Sheets as of March 31, 1997 and
          -------   December 31, 1996

                    Consolidated Statements of Operations for the three months ended March 31, 1997 and March 31, 1996

                    Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and March 31, 1996

                    Notes to Consolidated Financial Statements

          ITEM 2.   Management's Discussion and Analysis of Financial Condition
          ------- and Results of Operations for the three months ended March 31, 1997 and March 31, 1996

PART II.  OTHER INFORMATION

          ITEM 1.   Legal Proceedings
          -------
                                      - 2 -

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------
         The interim consolidated financial statements presented in this report are unaudited, but in the opinion of management, reflect all adjustments necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year.

         These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the fiscal year ended December 31, 1996, filed with the Securities and Exchange Commission on March 28, 1997.

                   AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   (UNAUDITED WITH RESPECT TO MARCH 31, 1997)

                                                       MARCH 31,      DECEMBER 31,
                                                         1997            1996
                                                     ------------     ------------
ASSETS
Current
     Cash and cash equivalents ..................    $    398,362     $    561,219
     Accounts receivable, net of allowance
         for doubtful accounts of $107,000
         and $99,000 ............................       1,730,918        1,430,057
     Costs and estimated earnings in excess of
         billings ...............................         296,517          424,753
     Inventory ..................................       1,813,340        1,903,583
     Current maturities of notes receivable .....          94,800           94,800
     Prepaids and other .........................         254,960          179,658
                                                     ------------     ------------
Total current assets ............................       4,588,897        4,594,070

Property, plant and equipment, net ..............       1,352,697        1,539,486
Intangible assets, net ..........................       3,999,958        4,067,208
Notes receivable, less current maturities .......         117,150          129,150
Other assets ....................................          73,106           90,230
                                                     ------------     ------------
Total assets ....................................    $ 10,131,808     $ 10,420,144
                                                     ============     ============
LIABILITIES
Current
     Accounts payable ...........................    $  1,432,845     $  1,447,324
     Accrued expenses ...........................         364,098          478,984
     Current maturities of long-term debt .......         258,563          271,156
     Indebtedness to related party ..............         125,000          125,000
                                                     ------------     ------------
Total current liabilities .......................       2,180,506        2,322,464
Long-term debt, less current maturities .........         625,269          781,873
                                                     ------------     ------------
Total liabilities ...............................       2,805,775        3,104,337
                                                     ------------     ------------
COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENT

STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par; 5,000,000 shares
         authorized, none outstanding ...........            --               --
     Common stock, $.001 par; 20,000,000 shares
         authorized, 11,697,554 shares
         issued and outstanding .................          11,698           11,698
     Additional paid-in capital .................      16,636,805       16,636,805
     Deficit ....................................      (9,322,470)      (9,332,696)
                                                     ------------     ------------
Total stockholdlers' equity .....................       7,326,033        7,315,807
                                                     ------------     ------------
Total liabilities and stockholders' equity ......    $ 10,131,808     $ 10,420,144
                                                     ============     ============

          See accompanying notes to consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                    FOR THE THREE MONTHS ENDED
                                                             MARCH 31,
                                                       1997            1996
                                                   ------------    ------------

Revenues .......................................   $  3,631,701    $  3,981,132

Cost of revenues ...............................      2,435,173       2,610,832
                                                   ------------    ------------

Gross profit ...................................      1,196,528       1,370,300
                                                   ------------    ------------
Operating expenses:
     Selling, general and administrative .......      1,152,858       1,269,890
     Depreciation and amortization .............        135,003         128,469
     Provision for doubtful accounts and notes .          8,000           6,000
                                                   ------------    ------------
Total operating expenses .......................      1,295,861       1,404,359
                                                   ------------    ------------
Loss from operations ...........................        (99,333)        (34,059)

Interest expense ...............................        (23,774)        (12,154)

Other income ...................................        133,333            --
                                                   ------------    ------------
Net income/(loss) ..............................   $     10,226    $    (46,213)
                                                   ============    ============
Net income/(loss) per common share .............   $       0.00    $      (0.01)
                                                   ============    ============
Weighted average number of outstanding
     shares of common stock ....................     10,722,554       8,256,237
                                                   ============    ============


          See accompanying notes to consolidated financial statements.


                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              FOR THE THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                  1997          1996
                                                              -----------    -----------
OPERATING ACTIVITIES:
Net income/(loss)...........................................    $  10,226    $ (46,213)
Adjustments to reconcile net income/(loss) to net
     cash used in operating activities:
     Gain on disposal of property and plant .................    (123,518)        --
     Property and plant disposed of in conjunction
       with Settlement Agreement ............................     150,000         --
     Provision for doubtful accounts and notes ..............       8,000        6,000
     Depreciation and amortization ..........................     135,003      128,469
     Changes in assets and liabilities:
        Increase in accounts receivable .....................    (308,861)    (548,890)
        Decrease in costs and estimated earnings in
           excess of billings ...............................     128,236       37,987
        Decrease in inventory ...............................      90,243      178,580
        Increase in prepaids and other ......................     (75,302)     (16,715)
        Decrease (increase) in other assets .................      17,124      (28,595)
        Decrease in accounts payable and accrued
           expenses .........................................    (129,365)    (335,999)
                                                                ---------    ---------
Net cash used in operating activities .......................     (98,214)    (625,376)
                                                                ---------    ---------

INVESTING ACTIVITIES:
     Payments received on notes receivable ..................      12,000      520,700
     Capital expenditures ...................................     (16,119)     (49,767)
     Addition to intangible assets ..........................     (14,845)     (12,580)
                                                                ---------    ---------
Net cash (used in) provided by investing activities .........     (18,964)     458,353
                                                                ---------    ---------
FINANCING ACTIVITIES:
     Repayment of notes payable and
        long-term debt ......................................     (45,679)     (41,842)
                                                                ---------    ---------
Net cash used in financing activities .......................     (45,679)     (41,842)
                                                                ---------    ---------
Net decrease in cash and cash equivalents ...................    (162,857)    (208,865)
Cash and cash equivalents, beginning of period ..............     561,219      721,763
                                                                ---------    ---------
Cash and cash equivalents, end of period ....................   $ 398,362    $ 512,898
                                                                =========    =========

          See accompanying notes to consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO MARCH 31, 1997 AND 1996)

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

     RECLASSIFICATIONS

     Certain 1996 amounts have been reclassified to conform to the 1997 presentation.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO MARCH 31, 1997 AND 1996)

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist principally of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued expenses and long-term debt. The carrying amounts of such financial instruments as reflected in the consolidated balance sheets approximate their estimated fair value as of March 31, 1997 and December 31, 1996. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

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

2.   LIQUIDITY

     The Company has experienced negative cash flows from operating activities for the three months ended March 31, 1997 and the year ended December 31, 1996. To date, the Company has funded its growth and operations from the net proceeds of its initial public offering, bank financing and several private sales of Common Stock completed through 1996. If the Company continues to experience negative cash flows from operating activities and additional proceeds from financing are not obtained, the Company may need to further reduce its level of operating expenditures.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO MARCH 31, 1997 AND 1996)

3.   PROSPECTIVE ACQUISITION

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

4.   CONTRACTS IN PROGRESS

COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS        MARCH 31, 1997      DECEMBER 31, 1996
--------------------------------------------------        --------------      -----------------

Costs and estimated earnings .....................         $ 1,449,425            $ 1,114,418
Less billings ....................................          (1,152,908)              (689,665)
                                                           -----------            -----------

Total ............................................         $   296,517            $   424,753
                                                           ===========            ===========

     All receivables on contracts in progress are considered to be collectible within twelve months. Retainages receivable totalling $140,171 and $170,444 are included in accounts receivable at March 31, 1997 and December 31, 1996, respectively.

5.   PROPERTY, PLANT AND EQUIPMENT

                                                         MARCH 31, 1997        DECEMBER 31, 1996
                                                         --------------        -----------------

Land and building ................................         $   745,427            $   894,633
Machinery and equipment ..........................             795,375                883,239
Furniture and fixtures ...........................             254,220                284,754
Leasehold improvements ...........................              51,313                 50,732
Autos and trucks .................................                --                   17,906
                                                           -----------            -----------

                                                             1,846,335              2,131,264
Less accumulated depreciation ....................            (493,638)              (591,778)
                                                           -----------            -----------

Net property, plant and equipment                          $ 1,352,697            $ 1,539,486
                                                           ===========            ===========

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO MARCH 31, 1997 AND 1996)

6.   INTANGIBLE ASSETS
                                                                           MARCH 31, 1997    DECEMBER 31, 1996
                                                                           --------------    -----------------

Goodwill ...............................................................     $ 4,791,250       $ 4,776,405
License agreement, customer list and other .............................         149,169           149,169
                                                                             -----------       -----------

                                                                               4,940,419         4,925,574
Less accumulated amortization ..........................................        (940,461)         (858,366)
                                                                             -----------       -----------

Net intangible assets ..................................................     $ 3,999,958       $ 4,067,208
                                                                             ===========       ===========

7.   LONG-TERM DEBT
                                                                           MARCH 31, 1997    DECEMBER 31, 1996
                                                                           --------------    -----------------
9.25% mortgage note payable, principal and interest
payable monthly with an estimated balloon payment
of approximately $360,000 due June 2001,
collateralized by land and building ....................................     $   440,456       $   444,231

Prime plus 1%, (9.25% at March 31, 1997), notes
payable, issued in connection with the acquisition of
CWES, payable in equal quarterly principal payments
of $40,000, plus interest, through April 1999,
principally collateralized by the accounts receivable,
inventory and property and equipment of CWES ...........................         360,000           400,000

Prime plus 2%, (10.25% at March 31, 1997),
mortgage note payable, principal and interest payable
monthly through January 2004, collateralized
by land and building, retired March 1997 pursuant to the
Settlement Agreement detailed at Note 14 (c) ...........................            --             124,714

Prime plus 2%, (10.25% at March 31, 1997), note
payable, interest only payable monthly, principal due upon
demand, collateralized by certain of the assets of GFSI ................          83,376            84,084
                                                                             -----------       -----------

                                                                                 883,832         1,053,029

Less current maturities ................................................        (258,563)         (271,156)
                                                                             -----------       -----------

Total long-term debt ...................................................     $   625,269       $   781,873
                                                                             ===========       ===========

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO MARCH 31, 1997 AND 1996)

8.   RELATED PARTY BALANCES AND TRANSACTIONS

INDEBTEDNESS TO RELATED PARTY                                               MARCH 31, 1997    DECEMBER 31, 1996
-----------------------------                                               --------------    -----------------

10% unsecured notes payable to a former affiliated
entity, matured October 1994 ...........................................     $     125,000      $     125,000
                                                                             =============      =============

     Interest expense on related party indebtedness aggregated $3,125 for each of the three months ended March 31, 1997 and 1996, respectively.

9.   INCOME TAXES

     At December 31, 1996, the Company has approximately $7,100,000 of net operating loss carryforwards expiring through 2011, for both financial reporting and income tax purposes. Changes in ownership of greater than 50% which may have occurred as a result of the Company's issuances of Common and Preferred Stock may result in a substantial annual limitation being imposed upon the future utilization of the net operating losses for tax purposes. The amount of such limitation has not yet been determined.

     Realization of any portion of the approximate $2,750,000 deferred tax asset at December 31, 1996, resulting mainly from the available net operating loss carryforwards, is not considered more likely than not and accordingly, a valuation allowance has been recorded for the full amount of such asset.

10.  EQUITY TRANSACTIONS

     (a) In connection with the Company's initial public offering, all then holders of shares of the Company's Common Stock and substantially all holders of options to acquire such shares agreed to place into escrow 50% of their Common Stock (975,000 shares) and options to purchase Common Stock (116,250 options) (the "escrow shares"). Such stockholders (and option holders to the extent they have exercised such options) shall continue to vote the escrow shares; however, the escrow shares are not assignable or transferable. The escrow shares are to be released from escrow upon the attainment of specified net income or Common Stock price levels through 1997. If such levels are not obtained by December 31, 1997, the shares will be contributed to the Company. Release of the escrow shares would be compensatory and would result in adjustments to earnings to record such shares at fair market value. The Company does not presently believe that it is probable that any of the escrow shares will be released.

     (b) At March 31, 1997 the Company has two stock option plans, which are described below. The Company applies APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations in accounting for options granted to employees. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO MARCH 31, 1997 AND 1996)

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

     (c) On January 24, 1997, based upon the approval of the Board of Directors, the Company repriced all granted and outstanding options to purchase Common Stock issued through such date pursuant to the 1991 Performance Equity Plan at $0.44 per share, the market price per share of the Company's Common Stock on such date.

     (d) In February 1997, certain employees of the Company were granted options to purchase a total of 100,500 shares of Common Stock at $0.41 per share (market value at the date of grant). The above options expire ten years from the date of grant, and are exercisable one-third each year beginning one year from the date of grant.

11.  BUSINESS SEGMENTS

     The Company's operations by business segments for the three months ended March 31, 1997 and 1996 were as follows:

                                   WATER FILTRATION
                                   AND PURIFICATION
                                    AND WASTE WATER     CAR WASH EQUIPMENT
REVENUES                              TREATMENT          SALES AND SERVICE    CORPORATE         TOTAL
--------                           ----------------     ------------------   -----------     -------------

1997                                $ 2,657,523            $   974,178               --       $  3,631,701
1996                                $ 2,860,159            $ 1,120,973               --       $  3,981,132

OPERATING INCOME (LOSS)
-----------------------

1997                                $    73,980            $    68,435       $  (241,748)     $    (99,333)
1996                                $   153,607            $    47,917       $  (235,583)     $    (34,059)

IDENTIFIABLE ASSETS
-------------------

1997                                $ 7,022,030           $  1,835,887       $ 1,273,891      $ 10,131,808
1996                                $ 7,934,321           $  2,178,085       $   356,191      $ 10,468,597

DEPRECIATION AND AMORTIZATION
-----------------------------

1997                                $    91,677           $     31,014       $    12,312      $    135,003
1996                                $    91,869           $     27,900       $     8,700      $    128,469

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO MARCH 31, 1997 AND 1996)

CAPITAL EXPENDITURES
--------------------

1997                                $    11,671           $      2,429       $     2,019     $     16,119
1996                                $    27,594           $     17,246       $     4,927     $     49,767

12.  FINANCING FEES

     The Company offers a retail financing program for the purpose of assisting its subsidiaries' water purification customers (dealers) in obtaining financing through an arrangement with an unrelated lending company. As compensation for its services, the Company receives fees based on amounts financed. Net fees for the three months ended March 31, 1997 and 1996 aggregated approximately $140,000 and $126,000, respectively, and are included in revenues.

13.  SUPPLEMENTAL CASH FLOW INFORMATION

     For the three months ended March 31, 1997 and 1996, the Company paid $24,694 and $17,552, respectively, for interest. Non-cash financing activity was as follows:

     During March 1997, the Company retired $123,518 in a mortgage payable in conjunction with the Settlement Agreement further described in Note 14 (c).

14.  COMMITMENTS AND CONTINGENCIES

     (a) The Company leases vehicles and office/warehouse space under operating leases which expire through 2000. Total rent expense aggregated approximately $48,000 and $104,000, for the three months ended March 31, 1997 and 1996, respectively.

     Approximate future annual minimum lease payments under operating leases at December 31, 1996 are as follows:

                  1997                 $   187,797
                  1998                     181,297
                  1999                     118,483
                  2000                      29,397
                                       -----------
                                       $   516,974
                                       ===========
     (b) The Company has entered into a distribution agreement with Ryko Manufacturing Company ("Ryko"). Under the terms of the agreement, the Company is the exclusive distributor of Ryko car wash equipment in the South Florida region. The distribution agreement provides that the Company sells directly or receives a commission on all Ryko equipment sold within its region. The distribution agreement is due to expire in July 1997. However, it provides for automatic renewal upon achievement of certain sales goals which aggregate approximately $1,700,000 and $1,900,000 for 1996 and 1997, respectively. The Company expects to meet such goals.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO MARCH 31, 1997 AND 1996)

     (c) On July 22, 1996, the Company filed a complaint against Vincent Spaulding, Robert Langman and Robert Farry, former employees of one of the Company's subsidiaries, in the United States District Court for the Southern District of Florida. The complaint alleged, among other matters, breach of express warranty and specific performance of certain of the parameters of the Stock Purchase Agreement effective July 1994 entered into by the Company for the purchase of Gravity Flow Systems, Inc., FLS Specialty Manufacturing, Inc. and the name and certain assets of TOPCO International, Inc. During January 1997, the Company agreed to a Settlement Agreement which, among other things, provided for the payment of $150,000 in cash to the Company along with the transfer of land and building and a mortgage note payable to the Defendants having carrying values of $150,000 and $124,714, respectively, as of December 31, 1996. The result of the above transaction was a net gain of approximately $124,000 recognized in March 1997.

15.  SUBSEQUENT EVENT

     In January 1994, the Company adopted a 401(k) employee savings and retirement plan. Under the provisions of the Plan, the Company may elect to match each employee's contribution to the Plan at the rate of 50% in Company Common Stock. The Common Stock is restricted stock and vests over a two year period on a quarterly basis. In April 1997, the Company contributed 14,969 shares of restricted Common Stock valued at $4,210.

                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS ------- OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB, as well as, the Company's "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 6 of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1997 AND 1996

         Presented below are the consolidated results of operations for the Company for the three months ended March 31, 1997 and 1996:

===============================================================================
                                       THREE MONTHS            THREE MONTHS
                                   ENDED MARCH 31, 1997    ENDED MARCH 31, 1996
===============================================================================
Revenues                               $ 3,631,701             $ 3,981,132
-------------------------------------------------------------------------------
Cost of revenues                         2,435,173               2,610,832
-------------------------------------------------------------------------------
Gross profit                             1,196,528               1,370,300
-------------------------------------------------------------------------------
Operating expenses (including
other income and expenses)               1,186,302               1,416,513
-------------------------------------------------------------------------------
Net income/(loss)                      $    10,226             $   (46,213)
===============================================================================

         Revenues decreased by $349,431, or 8.8%, from $3,981,132 for the three months ended March 31, 1996, to $3,631,701 for the three months ended March 31, 1997. Of this decrease, $146,795 was attributable to a decrease in sales of car wash machines and ancillary equipment of CWES; $227,335 was attributable to a decrease in sales of municipal, industrial and commercial waste water treatment equipment and waste water treatment plants of GFS and ESSI; offset by a $24,699 increase in sales of commercial and residential water purification products and financing fees earned from KISS, MWT, DTS and PFW.

         Cost of revenues decreased by $175,659 or 6.7%, from $2,610,832 for the three months ended March 31, 1996, to $2,435,173 for the three months ended March 31, 1997. As a percentage of revenues, these amounts represented 67.1% for 1997 as compared to 65.6% for 1996. The increase in cost of revenues as a percentage of revenues primarily was due to the continuing shift in the mix of the Company's overall business from service-related business to manufacturing/distribution business, which requires higher materials, components and direct labor costs.

         Gross profit decreased $173,772 or 12.7% from $1,370,300 for the three months ended March 31, 1996 to $1,196,528 for the three months ended March 31, 1997, which, as a percentage of revenues, represented a decrease from 34.4% to 32.9%, respectively, for such periods.

         The Company's operating expenses (including other income and expenses) decreased $230,211, or 16.3%, from $1,416,513 for the three months ended March 31, 1996 to $1,186,302 for the three months ended March 31, 1997. As a percentage of revenues, these expenses decreased from 35.6% for 1996 to 32.7% for 1997. The $230,211 decrease was attributable mainly to the paring of certain operating expenses, including other income and expenses, mainly in the expense categories of personnel and related expenses ($43,296) and occupancy and related expenses ($55,658) and an increase in other income ($133,333).

         Principally as a result of the factors described above, the Company achieved net income of $10,226 for the three months ended March 31, 1997 as opposed to having incurred a net loss of $(46,213) for the three months ended March 31, 1996.

FINANCIAL CONDITION AND LIQUIDITY

         At March 31, 1997, the Company had $398,362 of cash and cash equivalents, working capital of $2,408,391, assets of $10,131,808, long-term debt, net of current maturities, of $625,269 and stockholders' equity of $7,326,033. The Company's operating activities used $98,214 of cash, principally as a result of an increase in accounts receivable ($308,861), an increase in prepaids and other ($75,302) and a decrease in accounts payable and accrued expenses ($129,365); partially offset by a decrease in costs and estimated earnings in excess of billings ($128,236), a decrease in inventory ($90,243), and depreciation and amortization ($135,003). Investing activities used $18,964 principally from payments received on notes receivable ($12,000); offset by capital expenditures ($16,119) and intangible asset recognition ($14,845). Financing activities used $45,679 of cash, due to repayments of notes payable and long-term debt.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------
         On July 22, 1996, the Company filed a complaint against Vincent Spaulding, Robert Langman and Robert Farry, former employees of one of the Company's subsidiaries, in the United States District Court for the Southern District of Florida. The complaint alleged, among other matters, breach of express warranty and specific performance of certain of the parameters of the Stock Purchase Agreement effective July 1994 entered into by the Company for the purchase of Gravity Flow Systems, Inc., FLS Specialty Manufacturing, Inc. and the name and certain assets of TOPCO International, Inc. During January 1997, the Company agreed to a Settlement Agreement which, among other things, provided for the payment of $150,000 in cash to the Company along with the transfer of land and building and a mortgage note payable to the Defendants having carrying values of $150,000 and 124,714, respectively, as of December 31, 1996. The result of the above transaction was a net gain of approximately $124,000 recognized in March 1997.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                              AQUA CARE SYSTEMS, INC.
                                              Registrant

Dated:  May 5, 1997                           /s/ WILLIAM K. MACKEY
                                              ---------------------
                                              William K. Mackey
                                              Chairman of the Board
                                              President
                                              Chief Executive Officer
                                              Treasurer


Dated:  May 5, 1997                           /s/ GEORGE J. OVERMEYER
                                              -----------------------
                                              George J. Overmeyer
                                              Corporate Controller

                               INDEX TO EXHIBITS

                                                       SEQUENTIALLY
EXHIBIT                                                  NUMBERED
NUMBER    DESCRIPTION                                      PAGE
------    -----------                                  ------------

 27       Financial Data Schedule