Form 10QSB
period 1997-06-30
AQUA CARE SYSTEMS INC /DE/
filed 1997-07-31
CIK 910566

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended       JUNE 30, 1997

[ ]      TRANSITION REPORT UNDER SECTION 13 OR (15d) OF THE EXCHANGE ACT
            For the transition period from ____________ to ____________


                         Commission File Number 0-22434


                             AQUA CARE SYSTEMS, INC.
                      ------------------------------------
        (Exact name of small business issuer as specified in its charter)

        DELAWARE                                13-3615311
-------------------------------        ---------------------------------
(State or other jurisdiction of        (IRS Employer Identification No.)
incorporation or organization)


                 11820 N.W. 37TH STREET, CORAL SPRINGS, FL 33065
       ------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 796-3338
                         ------------------------------
                           (Issuer's telephone number)

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

                                               NUMBER OF SHARES OUTSTANDING

                                                      ON JULY 25, 1997
           CLASS

Common Stock,  $ .001 Par Value                         11,745,586
                                                        ----------


         Transitional small business disclosure format:

                          Yes   [ ]      No [X]



                             AQUA CARE SYSTEMS, INC.


                                 INDEX TO 10-QSB


PART I.     FINANCIAL INFORMATION


            ITEM 1.    Consolidated Balance Sheets as of June 30, 1997 and
                       December 31, 1996

                       Consolidated Statements of Operations for the three months ended June 30, 1997 and June 30, 1996

                       Consolidated Statements of Operations for the six months ended
                       June 30, 1997 and June 30, 1996

                       Consolidated Statements of Cash Flows for the six months ended June 30, 1997 and June
                       30, 1996

                       Notes to Consolidated Financial Statements


            ITEM 2.    Management's Discussion and Analysis of Financial Condition and
                       Results of Operations for the six months ended June 30, 1997 and
                       June 30, 1996

PART II. OTHER INFORMATION


            ITEM 1.    Legal Proceedings

            ITEM 6.    Exhibits and Reports on Form 8-K

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


                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (UNAUDITED WITH RESPECT TO JUNE 30, 1997)

                                                                          JUNE 30,            DECEMBER 31,
                                                                            1997                 1996
                                                                         ------------        ------------
ASSETS
Current
     Cash and cash equivalents........................................   $    503,661        $    561,219
     Accounts receivable, net of allowance
         for doubtful accounts of $117,000 and $99,000................      3,735,657           1,430,057
     Costs and estimated earnings in excess of
         billings.....................................................        383,376             424,753
     Inventory........................................................      3,532,491           1,903,583
     Current maturities of notes receivable...........................         94,800              94,800
     Prepaids and other...............................................         52,005             179,658
                                                                         ------------        ------------

Total current assets..................................................      8,301,990           4,594,070

Property, plant and equipment, net....................................      5,049,284           1,539,486
Intangible assets, net................................................      3,917,866           4,067,208
Notes receivable, less current maturities.............................        117,150             129,150
Other assets..........................................................         73,569              90,230
                                                                         ------------        ------------

Total assets..........................................................   $ 17,459,859        $ 10,420,144
                                                                         ============        ============

LIABILITIES
Current
     Accounts payable.................................................   $  2,334,822        $  1,447,324
     Accrued expenses.................................................        954,379             478,984
     Current maturities of long-term debt.............................      2,278,902             271,156
     Indebtedness to related party....................................        125,000             125,000
                                                                         ------------        ------------

Total current liabilities.............................................      5,693,103           2,322,464
Long-term debt, less current maturities...............................      4,209,549             781,873
                                                                         ------------        ------------

Total liabilities.....................................................      9,902,652           3,104,337
                                                                         ------------        ------------

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENT

STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par; 5,000,000 shares
         authorized, none outstanding.................................             --                  --
     Common stock, $.001 par; 30,000,000 shares
         authorized, 11,731,522 shares
         issued and outstanding.......................................         11,732              11,698
     Additional paid-in capital.......................................     16,647,187          16,636,805
     Deficit..........................................................     (9,101,712)         (9,332,696)
                                                                         -------------       -------------

Total stockholdlers' equity...........................................      7,557,207           7,315,807
                                                                         ------------        ------------

Total liabilities and stockholders' equity............................   $ 17,459,859        $ 10,420,144
                                                                         ============        ============

          See accompanying notes to consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    FOR THE THREE MONTHS ENDED
                                                             JUNE 30,
                                                       1997            1996
                                                  ------------     -----------

 Revenues.........................................$  5,664,002     $ 4,489,184

 Cost of revenues.................................   3,816,900       3,036,502
                                                  ------------     -----------

 Gross profit.....................................   1,847,102       1,452,682
                                                  ------------     -----------

 Operating expenses:
      Selling, general and administrative.........   1,384,613       1,265,788
      Depreciation and amortization...............     151,670         134,476
      Provision for doubtful accounts and notes...      10,000          14,071
                                                  ------------      ----------

 Total operating expenses.........................   1,546,283       1,414,335
                                                  ------------     -----------

 Income from operations...........................     300,819          38,347

 Interest expense.................................     (69,079)        (24,340)

 Other (expense) income...........................     (10,982)         54,395
                                                  -------------    -----------

 Net income.......................................$    220,758     $    68,402
                                                  ============     ===========

 Net income per common share......................$       0.02     $      0.01
                                                  ============     ===========

 Weighted average number of outstanding
      shares of common stock......................  10,756,522       8,280,652
                                                  ============     ===========






          See accompanying notes to consolidated financial statements.


                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         FOR THE SIX MONTHS ENDED
                                                               JUNE 30,
                                                        1997               1996
                                                   ------------       ------------

 Revenues..........................................$  9,295,703       $  8,470,316

 Cost of revenues..................................   6,252,073          5,647,334
                                                   ------------       ------------

 Gross profit......................................   3,043,630          2,822,982
                                                   ------------       ------------

 Operating expenses:
      Selling, general and administrative             2,537,471          2,534,524
      Depreciation and amortization................     286,673            262,945
      Provision for doubtful accounts and notes          18,000             20,071
                                                   ------------        -----------

 Total operating expenses..........................   2,842,144          2,817,540
                                                   ------------       ------------

 Income from operations............................     201,486              5,442

 Interest expense..................................     (93,008)           (36,494)

 Other income......................................     122,506             53,241
                                                   ------------       ------------

 Net income........................................$    230,984       $     22,189
                                                   ============       ============

 Net income per common share.......................$       0.02       $       0.00
                                                   ============       ============

 Weighted average number of outstanding
      shares of common stock.......................  10,749,038          8,268,444
                                                   ============       ============






          See accompanying notes to consolidated financial statements.


                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                 FOR THE SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                    1997           1996
                                                               ------------    -----------
OPERATING ACTIVITIES:
Net income..................................................   $    230,984    $    22,189

Adjustments to reconcile net income to net cash
     used in operating activities:
     Gain on disposal of property and plant .................      (123,518)            --
     Property and plant disposed of in conjunction
       with Settlement Agreement ............................       150,000             --
     Provision for doubtful accounts and notes ..............        18,000         20,071
     Depreciation and amortization ..........................       286,673        262,945
     Pension contribution paid through issuance of
       common stock .........................................        10,416         10,736
     Changes in assets and liabilities,
     net of effects of acquired business:
        Increase in accounts receivable .....................    (2,323,600)      (200,465)
        Decrease (increase) in costs and estimated earnings
           in excess of billings ............................        41,377       (223,004)
        Decrease (increase) in inventory ....................     1,244,418       (102,990)
        Decrease (increase) in prepaids and other ...........       127,653        (35,443)
        Decrease (increase) in other assets .................        16,661        (12,887)
        Decrease in accounts payable and accrued
           expenses .........................................      (160,130)      (166,062)
                                                               ------------    -----------

Net cash used in operating activities .......................      (481,066)      (424,910)
                                                               ------------    -----------


INVESTING ACTIVITIES:
     Payments received on notes receivable ..................        12,000        541,400
     Capital expenditures ...................................       (32,283)      (747,495)
     Addition to intangible assets ..........................       (14,846)       (15,236)
                                                               ------------    -----------

Net cash used in investing activities .......................       (35,129)      (221,331)
                                                               ------------    -----------


FINANCING ACTIVITIES:
     Net proceeds from issuance of notes payable and
        long-term debt ......................................       546,756        450,000
     Repayment of notes payable and long-term debt ..........       (88,119)       (86,305)
                                                               ------------    -----------

Net cash provided by financing activities ...................       458,637        363,695
                                                               ------------    -----------

Net decrease in cash and cash equivalents ...................       (57,558)      (282,546)

Cash and cash equivalents, beginning of period ..............       561,219        721,763
                                                               ------------    -----------

Cash and cash equivalents, end of period ....................  $    503,661    $   439,217
                                                               ============    ===========

          See accompanying notes to consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO JUNE 30, 1997 AND 1996)


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

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO JUNE 30, 1997 AND 1996)


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

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments consist principally of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued expenses and long-term debt. The carrying amounts of such financial instruments as reflected in the consolidated balance sheets approximate their estimated fair value as of June 30, 1997 and December 31, 1996. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

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

2.       LIQUIDITY

         The Company has experienced negative cash flows from operating activities for the six months ended June 30, 1997 and the year ended December 31, 1996. To date, the Company has funded its growth and operations from the net proceeds of its initial public offering, bank financing and several private sales of Common Stock completed through 1996. If the Company continues to experience negative cash flows from operating activities and additional proceeds from financing are not obtained, the Company may need to further reduce its level of operating expenditures.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO JUNE 30, 1997 AND 1996)


3.       ACQUISITION

         In June 1997, the Company, pursuant to an Asset Purchase Agreement, acquired certain assets and assumed certain liabilities of the Filtration Systems Division, ("FSDA"), of Durco International, Inc., formerly known as the Duriron Company, Inc., ("DURCO"). The purchase price for the acquisition of FSDA consisted of the sum of (i) approximately $5,000,000 (being the remainder of $7,120,000 being the total assets minus the amount of accounts receivable and other assets remaining with DURCO), plus (ii) approximately $1,400,000 in assumed obligations, plus (iii) 400,000 warrants to purchase Common Stock, (250,000 warrants having an exercise price of $1.00 each and 150,000 having an exercise price approximating fair market value as of the closing date, ($0.50), valued at $5,000). In conjunction with this acquisition, the Company issued 200,000 warrants to purchase Common Stock to Fidelity Funding Financial Group having an exercise price of $0.50 each. The Company assumed operational control of FSDA on June 1, 1997. FSDA operations include manufacturing and systems integration of water filtration and waste water treatment systems and components.


4.       CONTRACTS IN PROGRESS


COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS           JUNE 30, 1997     DECEMBER 31, 1996
--------------------------------------------------          --------------     -----------------

Costs and estimated earnings................................$   1,492,779       $   1,114,418
Less billings...............................................   (1,109,403)           (689,665)
                                                            --------------      --------------

Total.......................................................$     383,376       $     424,753
                                                            =============       =============


         All receivables on contracts in progress are considered to be collectible within twelve months. Retainages receivable totalling $134,935 and $170,444 are included in accounts receivable at June 30, 1997 and December 31, 1996, respectively.


5.       PROPERTY, PLANT AND EQUIPMENT

                                                        JUNE 30, 1997       DECEMBER 31, 1996
                                                        -------------       -----------------

Land and building......................................$   2,745,427         $     894,633
Machinery and equipment................................    2,061,536               883,239
Furniture and fixtures.................................      754,222               284,754
Leasehold improvements.................................       51,313                50,732
Autos and trucks.......................................           --                17,906
                                                       -------------         -------------

                                                           5,612,498             2,131,264
Less accumulated depreciation..........................     (563,214)             (591,778)
                                                       --------------        --------------

Net property, plant and equipment......................$   5,049,284         $   1,539,486
                                                       =============         =============

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO JUNE 30, 1997 AND 1996)


6.       INTANGIBLE ASSETS

                                                      JUNE 30, 1997     DECEMBER 31, 1996
                                                      -------------     -----------------

Goodwill.............................................$   4,791,251       $   4,776,405
License agreement and other..........................      149,169             149,169
                                                     -------------       -------------

                                                         4,940,420           4,925,574

Less accumulated amortization........................   (1,022,554)           (858,366)
                                                     --------------      --------------

Net intangible assets................................$   3,917,866       $   4,067,208
                                                     =============       =============

7.       LONG-TERM DEBT
                                                                      JUNE 30, 1997            DECEMBER 31, 1996
                                                                      -------------            -----------------
Prime plus 2.50%, (11% at June 30, 1997), revolving credit
lines, providing for borrowings, subject to certain collateral requirements and loan covenants, of up to $3,500,000 through
June 2000, principally collateralized by accounts receivable
and inventory of FSDA................................................$   1,104,249                         --

Prime plus 3%, (11.50% at June 30, 1997), note payable, principal and interest payable monthly with an estimated balloon payment of approximately $600,000 due June 2000, principally collateralized by
property and plant of FSDA...........................................    1,250,000                         --

Prime plus 3%, (11.50% at June 30, 1997), note payable, principal and interest payable monthly with an estimated balloon payment of approximately $200,000 due June 2000, principally collateralized by
machinery and equipment of FSDA......................................      450,000                         --

18% note payable, interest only due monthly through August 1997, principal and interest due thereafter through June 1998, collateralized
by certain of the assets of FSDA.....................................      500,000                         --

11% note payable, principal and interest payable monthly
with an estimated balloon payment of approximately $1,300,000
due June 1, 2000, collateralized by all the assets of FSDA...........    2,344,006                         --






                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO JUNE 30, 1997 AND 1996)



7.       LONG-TERM DEBT - (Continued)

                                                                      JUNE 30, 1997            DECEMBER 31, 1996
                                                                      -------------            -----------------
9.25% mortgage note payable, principal and interest
payable monthly with an estimated balloon payment
of approximately $360,000 due June 2001,
collateralized by land and building .................................      436,820              $   444,231

Prime plus 1%, (9.50% at June 30, 1997), notes
payable, issued in connection with the acquisition of
CWES, payable in equal quarterly principal payments
of $40,000, plus interest through April 1999,
principally collateralized by the accounts receivable,
inventory and property and equipment of CWES.........................      320,000                  400,000

Prime plus 2%, (10.50% at June 30, 1997), note payable,
principal and interest payable monthly through June 2002
collateralized by substantially all of the assets of GFSI............       83,376                   84,084

Prime plus 2%, mortgage note payable, principal and interest payable monthly through January 2004, collateralized by land and building, retired March 1997 pursuant to the Settlement
Agreement detailed at Note 14 (c)....................................           --                  124,714
                                                                     -------------            -------------

                                                                         6,488,451                1,053,029

Less current maturities..............................................   (2,278,902)                (271,156)
                                                                     -------------            -------------

Total long-term debt.................................................$   4,209,549            $     781,873
                                                                     =============            =============


8.       RELATED PARTY BALANCES AND TRANSACTIONS

INDEBTEDNESS TO RELATED PARTY                                         JUNE 30, 1997            DECEMBER 31, 1996
-----------------------------                                         -------------            -----------------

10% unsecured notes payable to a former affiliated
entity, matured October 1994.........................................$     125,000            $     125,000
                                                                     =============            =============

         Interest expense on related party indebtedness aggregated $6,250 for each of the six months ended June 30, 1997 and 1996, respectively.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO JUNE 30, 1997 AND 1996)


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


10.      EQUITY TRANSACTIONS

         (a) In connection with the Company's initial public offering, all then holders of shares of the Company's Common Stock and substantially all holders of options to acquire such shares agreed to place into escrow 50% of their Common Stock (975,000 shares) and options to purchase Common Stock (116,250 options) (the "escrow shares"). Such stockholders (and option holders to the extent they have exercised such options) shall continue to vote the escrow shares; however, the escrow shares are not assignable or transferable. The escrow shares are to be released from escrow upon the attainment of specified net income or Common Stock price levels through 1997. If such levels are not obtained by December 31, 1997, the escrow shares will be contributed to the capital of the Company and the escrow options will be cancelled without consideration to the holders thereof. Release of the escrow shares would be compensatory and would result in adjustments to earnings to record such shares at fair market value. The Company does not presently believe that it is probable that any of the escrow shares will be released.

         (b) At June 30, 1997 the Company has two stock option plans, which are described below. The Company applies APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations in accounting for options granted to employees. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

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

         (c) On January 24, 1997, based upon the approval of the Board of Directors, the Company repriced all granted and outstanding options to purchase Common Stock issued through such date pursuant to the 1991 Performance Equity Plan at $0.41 per share, the market price per share of the Company's Common Stock on such date.

         (d) During 1997, certain employees of the Company were granted options to purchase a total of 325,500 shares of Common Stock at between $0.41 and $0.50 per share (market value at the date of grant). The above options expire ten years from the date of grant, and are exercisable one-third each year beginning one year from the date of grant.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO JUNE 30, 1997 AND 1996)


11.      BUSINESS SEGMENTS

         The Company's operations by business segments for the six months ended June 30, 1997 and 1996 were as follows:

                                   WATER FILTRATION
                                   AND PURIFICATION
                                    AND WASTE WATER        CAR WASH EQUIPMENT
                                       TREATMENT            SALES AND SERVICE        CORPORATE             TOTAL
REVENUES                          -----------------        ------------------        ---------             -----
--------

1997                                $    7,465,110           $   1,830,593                   --       $    9,295,703
1996                                $    6,282,241           $   2,188,075                   --       $    8,470,316

OPERATING INCOME
----------------

1997                                $      496,087           $     154,744         $   (449,345)      $      201,486
1996                                $      376,806           $      96,677         $   (468,041)      $        5,442

IDENTIFIABLE ASSETS
-------------------

1997                                $   14,382,798           $   1,882,897         $  1,194,164       $   17,459,859
1996                                $    8,053,177           $   2,115,152         $    954,880       $   11,123,209

DEPRECIATION AND AMORTIZATION
-----------------------------

1997                                $      200,021           $      62,028         $     24,624       $      286,673
1996                                $      189,745           $      55,800         $     17,400       $      262,945

CAPITAL EXPENDITURES
--------------------

1997                                $       22,288           $       7,497         $      2,498       $       32,283
1996                                $       41,928           $      20,140         $    685,427       $      747,495


12.      FINANCING FEES

         The Company offers a retail financing program for the purpose of assisting its subsidiaries' water purification customers (dealers) in obtaining financing through an arrangement with an unrelated lending company. As compensation for its services, the Company receives fees based on amounts financed. Net fees for the six months ended June 30, 1997 and 1996 aggregated approximately $328,000 and $295,000, respectively, and are included in revenues.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO JUNE 30, 1997 AND 1996)


13.      SUPPLEMENTAL CASH FLOW INFORMATION

         For the six months ended June 30, 1997 and 1996, the Company paid $44,539 and $30,242, respectively, for interest. Non-cash financing activity was as follows:

         During March 1997, the Company retired $123,518 in a mortgage payable in conjunction with the Settlement Agreement further described in Note 14 (c).


14.      COMMITMENTS AND CONTINGENCIES

         (a) The Company leases vehicles and office/warehouse space under operating leases which expire through 2000. Total rent expense aggregated approximately $93,000 and $213,000, for the six months ended June 30, 1997 and 1996, respectively.

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
                                              =============

         (b) The Company has entered into a distribution agreement with Ryko Manufacturing Company ("Ryko"). Under the terms of the agreement, the Company is the exclusive distributor of Ryko car wash equipment in the South Florida region. The distribution agreement provides that the Company sells directly or receives a commission on all Ryko equipment sold within its region. The two year agreement was renewed in July 1997 and remains in place through July 1999.

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

         (d) In January 1994, the Company adopted a 401(k) employee savings and retirement plan. Under the provisions of the Plan, the Company may elect to match each employee's contribution to the Plan at the rate of 50% in Company Common Stock. The Common Stock is restricted stock and vests over a two year period on a quarterly basis. In April 1997, the Company contributed 14,969 shares of restricted Common Stock valued at $4,210, respectively.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO JUNE 30, 1997 AND 1996)


15.      SUBSEQUENT EVENT

         In January 1994, the Company adopted a 401(k) employee savings and retirement plan. Under the provisions of the Plan, the Company may elect to match each employee's contribution to the Plan at the rate of 50% in Company Common Stock. The Common Stock is restricted stock and vests over a two year period on a quarterly basis. In July 1997, the Company contributed 14,064 shares of restricted Common Stock valued at $3,516.

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

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1997 AND 1996

         Presented below are the consolidated results of operations for the Company for the six months ended June 30, 1997 and 1996:

===============================================================================================
                                               SIX MONTHS                 SIX MONTHS
                                               ENDED JUNE 30, 1997        ENDED JUNE 30, 1996
===============================================================================================
Revenues                                       $ 9,295,703                $ 8,470,316
-----------------------------------------------------------------------------------------------
Cost of revenues                                 6,252,073                  5,647,334
-----------------------------------------------------------------------------------------------
Gross profit                                     3,043,630                  2,822,982
-----------------------------------------------------------------------------------------------
Operating expenses (including other
income and expenses)                             2,812,646                  2,800,793
-----------------------------------------------------------------------------------------------
Net income                                     $   230,984                $    22,189
===============================================================================================

         Revenues increased by $825,387, or 9.7%, from $8,470,316 for the six months ended June 30, 1996, to $9,295,703 for the six months ended June 30, 1997. Of this increase, $251,301 was attributable to an increase in sales of commercial and residential water purification products and financing fees earned from KISS International, Inc., Midwest Water Technologies, Inc., and Di-tech Systems, Inc., and the addition of $1,958,920 in sales of filtration systems and metering pumps generated by the newly acquired Filtration Systems Division of Aqua Care Systems, Inc., ("FSDA"), during June 1997; offset by a $357,482 decrease in sales of car wash machines and ancillary equipment of Car Wash Equipment and Supply, Ryko of South Florida, Inc., ("CWES"), and a $1,027,352 decrease in sales of municipal, industrial and commercial waste water treatment equipment and waste water treatment plants of Gravity Flow Systems, Inc., ("GFSI") and EnviroSystems Supply Inc.

         Cost of revenues increased by $604,739 or 10.7%, from $5,647,334 for the six months ended June 30, 1996, to $6,252,073 for the six months ended June 30, 1997. As a percentage of revenues, these amounts represented 67.3% for 1997 as compared to 66.7% for 1996. The increase in cost of revenues as a percentage of revenues primarily was due to the continuing shift in the mix of the Company's overall business from service-related business to manufacturing/distribution business, which requires higher materials, components and direct labor costs.

         Gross profit increased $220,648 or 7.8% from $2,822,982 for the six months ended June 30, 1996 to $3,043,630 for the six months ended June 30, 1997, which, as a percentage of revenues, represented a decrease from 33.3% to 32.7%, respectively, for such periods.

         The Company's operating expenses (including other income and expenses) increased $11,853, or 0.4%, from $2,800,793 for the six months ended June 30, 1996 to $2,812,646 for the six months ended June 30, 1997. As a percentage of revenues, these expenses decreased from 33.1% for 1996 to 30.3% for 1997. The $11,853 increase was attributable mainly to the paring of certain operating expenses, including other income and expenses, mainly in the expense categories of occupancy and related expenses ($193,054) and an increase in other income ($69,265); partially offset by increases in personnel and related expenses ($167,897) and selling and related expenses ($88,450).

         Principally as a result of the factors described above, the Company achieved net income of $230,984 for the six months ended June 30, 1997 as opposed to net income $22,189 for the six months ended June 30, 1996, an increase of $208,795.

FINANCIAL CONDITION AND LIQUIDITY

         At June 30, 1997, the Company had $503,661 of cash and cash equivalents, working capital of $2,608,887, assets of $17,459,859, long-term debt, net of current maturities, of $4,209,549 and stockholders' equity of $7,557,207. The Company's operating activities used $481,066 of cash, principally as a result of an increase in accounts receivable ($2,323,600) and a decrease in accounts payable and accrued expenses ($160,130); partially offset by a decrease in prepaids and other ($127,653), a decrease in costs and estimated earnings in excess of billings ($41,377), a decrease in inventory ($1,244,418), depreciation and amortization ($286,673) and net income ($230,984). Investing activities used $35,129 principally from payments received on notes receivable ($12,000); offset by capital expenditures ($32,283) and intangible asset recognition ($14,846). Financing activities provided $458,637 of cash, due to net proceeds from issuance of notes payable and long-term debt ($546,756); offset by repayments of notes payable and long-term debt ($88,119).

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  EXHIBITS

               27 - Financial Data Schedule

          (b)  REPORTS ON FORM 8-K

               The Company filed the following Report on Form 8-K during or for the period covered by this Quarterly
               Report on Form 10-QSB:

               1) 8-K dated June 11, 1997, concerning the acquisition of the Filtration Systems Division of Durco International, Inc., formerly known as the Duriron Company, Inc.

          No other Items of Part II are applicable to the Registrant for the period covered by this Quarterly Report on Form 10-QSB.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



                                    AQUA CARE SYSTEMS, INC.
                                    Registrant




Dated:  July 30, 1997               /S/ WILLIAM K. MACKEY
                                    ---------------------
                                    William K. Mackey
                                    Chairman of the Board
                                    President
                                    Chief Executive Officer
                                    Treasurer




Dated:  July 30, 1997               /S/ GEORGE J. OVERMEYER
                                    -----------------------
                                    George J. Overmeyer
                                    Corporate Controller

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------

27                       Financial Data Schedule