Form 10QSB
period 1997-09-30
AQUA CARE SYSTEMS INC /DE/
filed 1997-11-12
CIK 910566

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended       SEPTEMBER 30, 1997

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                               NUMBER OF SHARES OUTSTANDING
            CLASS                                   ON NOVEMBER 11, 1997
            -----                              ----------------------------
Common Stock,  $ .001 Par Value                             11,790,125


         Transitional small business disclosure format:

                                    Yes [ ] No [X]

                             AQUA CARE SYSTEMS, INC.


                                 INDEX TO 10-QSB


PART I.  FINANCIAL INFORMATION


         ITEM 1. Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996

                           Consolidated Statements of Operations for the three months ended September 30, 1997 and September 30, 1996

                           Consolidated Statements of Operations for the nine months ended September 30, 1997 and September 30, 1996

                           Consolidated Statements of Cash Flows for the nine months ended September 30, 1997 and September 30, 1996

                           Notes to Consolidated Financial Statements


         ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the nine months ended September 30, 1997 and September 30, 1996


PART II. OTHER INFORMATION


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

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (UNAUDITED WITH RESPECT TO SEPTEMBER 30, 1997)

                                                                                SEPTEMBER 30,       DECEMBER 31,
                                                                                   1997                 1996
                                                                              ---------------      --------------
ASSETS
Current
     Cash and cash equivalents................................................$       404,916        $    561,219
     Accounts receivable, net of allowance
         for doubtful accounts of $126,000 and $99,000                              3,917,465           1,430,057
     Costs and estimated earnings in excess of
         billings.............................................................        268,402             424,753
     Inventory................................................................      3,489,274           1,903,583
     Current maturities of notes receivable...................................         94,800              94,800
     Prepaids and other.......................................................         91,700             179,658
                                                                              ---------------      --------------

Total current assets..........................................................      8,266,557           4,594,070

Property, plant and equipment, net............................................      4,944,712           1,539,486
Intangible assets, net........................................................      3,835,770           4,067,208
Notes receivable, less current maturities.....................................        100,000             129,150
Other assets..................................................................         73,051              90,230
                                                                              ---------------      --------------

Total assets..................................................................$    17,220,090      $   10,420,144
                                                                              ===============      ==============

LIABILITIES
Current
     Accounts payable.........................................................$     1,845,554      $    1,447,324
     Accrued expenses.........................................................      1,072,399             478,984
     Current maturities of long-term debt.....................................      2,448,599             271,156
     Indebtedness to related party............................................        125,000             125,000
                                                                              ---------------      --------------

Total current liabilities.....................................................      5,491,552           2,322,464
Long-term debt, less current maturities.......................................      4,042,312             781,873
                                                                              ---------------      --------------

Total liabilities.............................................................      9,533,864           3,104,337
                                                                              ---------------      --------------

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENT

STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par; 5,000,000 shares
         authorized, none outstanding.........................................             --                  --
     Common stock, $.001 par; 30,000,000 shares
         authorized, 11,745,586 and 11,697,554 shares
         issued and outstanding...............................................         11,746              11,698
     Additional paid-in capital...............................................     16,650,689          16,636,805
     Deficit..................................................................     (8,976,209)         (9,332,696)
                                                                              ----------------     ---------------

Total stockholders' equity....................................................      7,686,226           7,315,807
                                                                              ---------------      --------------

Total liabilities and stockholders' equity....................................$    17,220,090      $   10,420,144
                                                                              ===============      ==============

          See accompanying notes to consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                               FOR THE THREE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                                  1997                  1996
                                                            ---------------       ---------------
Revenues....................................................$     7,372,988       $     4,212,958

Cost of revenues............................................      4,684,269             2,895,949
                                                            ---------------       ---------------

Gross profit................................................      2,688,719             1,317,009
                                                            ---------------       ---------------

Operating expenses:
     Selling, general and administrative....................      2,156,455             1,319,579
     Depreciation and amortization..........................        185,003               140,772
     Provision for doubtful accounts and notes..............          9,000                 8,492
                                                            ---------------       ---------------

Total operating expenses....................................      2,350,458             1,468,843
                                                            ---------------       ---------------

Income (loss) from operations...............................        338,261              (151,834)

Interest expense............................................       (217,097)              (27,559)

Other income (expense)......................................          4,339                   (35)
                                                            ---------------       ----------------

Net income (loss)...........................................$       125,503       $      (179,428)
                                                            ===============       ===============

Net income (loss) per common share..........................$          0.01       $         (0.02)
                                                            ===============       ===============

Weighted average number of outstanding
     shares of common stock.................................     10,770,586            10,655,716
                                                            ===============       ===============




          See accompanying notes to consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                  FOR THE NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                  1997                  1996
                                                            ---------------       ---------------
Revenues....................................................$    16,668,691       $    12,683,274

Cost of revenues............................................     10,936,342             8,543,283
                                                            ---------------       ---------------

Gross profit................................................      5,732,349             4,139,991
                                                            ---------------       ---------------

Operating expenses:
     Selling, general and administrative                          4,693,926             3,854,103
     Depreciation and amortization..........................        471,676               403,717
     Provision for doubtful accounts and notes                       27,000                28,563
                                                            ---------------       ---------------

Total operating expenses....................................      5,192,602             4,286,383
                                                            ---------------       ---------------

Income (loss) from operations...............................        539,747              (146,392)

Interest expense............................................       (310,105)              (64,053)

Other income................................................        126,845                53,206
                                                            ---------------       ---------------

Net income (loss)...........................................$       356,487       $      (157,239)
                                                            ===============       ===============

Net income (loss) per common share..........................$          0.03       $         (0.02)
                                                            ===============       ===============

Weighted average number of outstanding
     shares of common stock.................................     10,756,632             9,070,010
                                                            ===============       ===============


          See accompanying notes to consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                 FOR THE NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                 1997                  1996
                                                            ---------------       ---------------
OPERATING ACTIVITIES:
Net income (loss)...........................................$       356,487       $      (157,239)
Adjustments to reconcile net income (loss) to
     net cash used in operating activities:
     Gain on disposal of property and plant.................       (123,518)                   --
     Property and plant disposed of in conjunction
       with Settlement Agreement............................        150,000                    --
     Provision for doubtful accounts and notes .............         27,000                28,563
     Depreciation and amortization..........................        471,676               403,717
     Pension contribution paid through issuance of
       common stock.........................................         13,884                16,275
     Changes in assets and liabilities,
     net of effects of acquired business:
        Increase in accounts receivable.....................     (2,514,408)             (279,102)
        Decrease (increase) in costs and estimated earnings
           in excess of billings............................        156,351              (183,711)
        Decrease in inventory...............................      1,287,635                28,737
        Decrease (increase) in prepaids and other...........         87,958              (114,070)
        Decrease in other assets............................         17,179                 4,911
        Decrease in accounts payable and accrued
           expenses.........................................       (531,330)              (77,637)
                                                            ---------------       ---------------

Net cash used in operating activities.......................       (601,086)             (329,556)
                                                            ---------------       ---------------


INVESTING ACTIVITIES:
     Payments received on notes receivable..................         29,150               562,100
     Capital expenditures...................................        (30,618)             (860,267)
     Addition to intangible assets..........................        (14,846)              (10,528)
                                                            ---------------       ---------------

Net cash used in investing activities.......................        (16,314)             (308,695)
                                                            ---------------       ---------------


FINANCING ACTIVITIES:
     Net proceeds from issuance of notes payable and
        long-term debt......................................      4,631,638               450,000
     Repayment of notes payable and long-term debt..........     (4,170,541)             (131,129)
                                                            ---------------       ---------------

Net cash provided by financing activities...................        461,097               318,871
                                                            ---------------       ---------------

Net decrease in cash and cash equivalents..................        (156,303)             (319,380)

Cash and cash equivalents, beginning of period.............         561,219               721,763
                                                            ---------------       ---------------

Cash and cash equivalents, end of period................... $       404,916       $       402,383
                                                            ===============       ===============


          See accompanying notes to consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED WITH RESPECT TO SEPTEMBER 30, 1997 AND 1996)


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

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED WITH RESPECT TO SEPTEMBER 30, 1997 AND 1996)



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

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments consist principally of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued expenses and long-term debt. The carrying amounts of such financial instruments as reflected in the consolidated balance sheets approximate their estimated fair value as of September 30, 1997 and December 31, 1996. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

         NET INCOME (LOSS) PER COMMON SHARE

         Net income (loss) per common share is based on the weighted average number of shares of Common Stock outstanding. Additionally, the 975,000 shares of the Company's Common Stock and options to acquire 116,250 shares of the Company's Common Stock placed in escrow in connection with the Company's initial public offering have not been included in the weighted average number of outstanding shares as their release from escrow is not considered probable. Fully diluted income (loss) per share is not presented as the effects of potentially dilutive securities would be anti-dilutive.

         STATEMENTS OF CASH FLOWS

         For purposes of the statements of cash flows, the Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents.

2.       LIQUIDITY

         The Company has experienced negative cash flows from operating activities for the nine months ended September 30, 1997 and the year ended December 31, 1996. To date, the Company has funded its growth and operations from the net proceeds of its initial public offering, bank financing and several private sales of Common Stock completed through 1996. If the Company continues to experience negative cash flows from operating activities and additional proceeds from financing are not obtained, the Company may need to further reduce its level of operating expenditures.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED WITH RESPECT TO SEPTEMBER 30, 1997 AND 1996)



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


4.       CONTRACTS IN PROGRESS

COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS                 SEPTEMBER 30, 1997         DECEMBER 31, 1996
--------------------------------------------------                 ------------------         -----------------
Costs and estimated earnings.........................................$   2,246,460              $   1,114,418
Less billings........................................................   (1,978,058)                  (689,665)
                                                                     --------------             --------------

Total................................................................$     268,402              $     424,753
                                                                     =============              =============

         All receivables on contracts in progress are considered to be collectible within twelve months. Retainages receivable totalling $128,289 and $170,444 are included in accounts receivable at September 30, 1997 and December 31, 1996, respectively.


5.       PROPERTY, PLANT AND EQUIPMENT

                                     SEPTEMBER 30, 1997   DECEMBER 31, 1996
                                     ------------------   -----------------

Land and building......................$   2,745,427       $     894,633
Machinery and equipment................    2,059,874             883,239
Furniture and fixtures.................      754,222             284,754
Leasehold improvements.................       51,313              50,732
Autos and trucks.......................           --              17,906
                                       -------------       -------------

                                           5,610,836           2,131,264
Less accumulated depreciation..........     (666,124)           (591,778)
                                       -------------       -------------

Net property, plant and equipment......$   4,944,712       $   1,539,486
                                       =============       =============

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED WITH RESPECT TO SEPTEMBER 30, 1997 AND 1996)



6.       INTANGIBLE ASSETS
                                          SEPTEMBER 30, 1997   DECEMBER 31, 1996
                                          ------------------   -----------------

Goodwill....................................$   4,791,251       $   4,776,405
License agreement and other.................      149,169             149,169
                                            -------------       -------------

                                                4,940,420           4,925,574

Less accumulated amortization...............   (1,104,650)           (858,366)
                                            -------------       -------------

Net intangible assets.......................$   3,835,770       $   4,067,208
                                            =============       =============


7.       LONG-TERM DEBT

                                                  SEPTEMBER 30, 1997       DECEMBER 31, 1996
                                                  ------------------       -----------------
Prime plus 2.50%, (11% at September 30,
1997), revolving credit lines, providing
for borrowings, subject to certain
collateral requirements and loan
covenants, of up to $3,500,000 through
June 2000, principally collateralized by
accounts receivable and inventory of
FSDA................................................  $1,375,047                    --

Prime plus 3%, (11.50% at September 30,
1997), note payable, principal and
interest payable monthly with an
estimated balloon payment of
approximately $600,000 due June 2000,
principally collateralized by property
and plant of FSDA...................................   1,206,200                    --

Prime plus 3%, (11.50% at September 30,
1997), note payable, principal and
interest payable monthly with an
estimated balloon payment of
approximately $200,000 due June 2000,
principally collateralized by machinery
and equipment of FSDA...............................     433,800                    --

18% note payable, interest only due
monthly through July 1997, principal and
interest due thereafter through June
1998, collateralized by certain of the
assets of FSDA......................................      400,000                   --

11% note payable, principal and interest
payable monthly with an estimated
balloon payment of approximately
$1,300,000 due June 1, 2000,
collateralized by all the assets of FSDA............    2,284,006                   --

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED WITH RESPECT TO SEPTEMBER 30, 1997 AND 1996)



7.       LONG-TERM DEBT - (Continued)

                                            SEPTEMBER 30, 1997       DECEMBER 31, 1996
                                            ------------------       -----------------
9.25% mortgage note payable, principal
and interest payable monthly with an
estimated balloon payment of
approximately $360,000 due June 2001,
collateralized by land and building......        431,763                 $ 444,231

Prime plus 1%, (9.50% at September 30,
1997), notes payable, issued in
connection with the acquisition of CWES,
payable in equal quarterly principal
payments of $40,000, plus interest
through April 1999, principally
collateralized by the accounts
receivable, inventory and property and
equipment of CWES........................        280,000                   400,000

Prime plus 2%, (10.50% at September 30,
1997), note payable, principal and
interest payable monthly through June
2002 collateralized by substantially all
of the assets of GFSI....................         80,095                    84,084

Prime plus 2%, mortgage note payable,
principal and interest payable monthly
through January 2004, collateralized by
land and building, retired March 1997
pursuant to the Settlement Agreement
detailed at Note 14 (d)...................            --                   124,714
                                          --------------              ------------
                                               6,490,911                 1,053,029

Less current maturities...................    (2,448,599)                 (271,156)
                                          --------------              ------------

Total long-term debt......................$    4,042,312              $    781,873
                                          ==============              ============


8.       RELATED PARTY BALANCES AND TRANSACTIONS

INDEBTEDNESS TO RELATED PARTY                  SEPTEMBER 30, 1997       DECEMBER 31, 1996
-----------------------------                  ------------------       -----------------
10% unsecured notes payable to a former
affiliated entity, matured October 1994.....        $125,000               $ 125,000
                                                    ========               =========


         Interest expense on related party indebtedness aggregated $9,375 for each of the nine months ended September 30, 1997 and 1996, respectively.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED WITH RESPECT TO SEPTEMBER 30, 1997 AND 1996)



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

         (b) At September 30, 1997 the Company has two stock option plans, which are described below. The Company applies APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations in accounting for options granted to employees. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

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

         (d) During 1997, certain employees, Directors and a Consultant of the Company were granted options to purchase a total of 1,120,000 shares of Common Stock at between $0.41 and $0.66 per share (market value or higher at the dates of grant). The above options expire ten years from the dates of grant, and are exercisable at various intervals beginning one year from the dates of grant.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED WITH RESPECT TO SEPTEMBER 30, 1997 AND 1996)



11.      BUSINESS SEGMENTS

         The Company's operations by business segments for the nine months ended September 30, 1997 and 1996 were as follows:

                                   WATER FILTRATION
                                   AND PURIFICATION
                                    AND WASTE WATER              CAR WASH EQUIPMENT
                                       TREATMENT                  SALES AND SERVICE              CORPORATE            TOTAL
                                   ----------------              ------------------              ---------            -----
REVENUES
--------
1997                                $   13,971,929                 $   2,696,762                         --       $   16,668,691
1996                                $    9,799,969                 $   2,883,305                         --       $   12,683,274

OPERATING INCOME (LOSS)
-----------------------
1997                                $      999,818                 $     215,222               $   (675,293)      $      539,747
1996                                $      579,067                 $      25,203               $   (750,662)      $     (146,392)

IDENTIFIABLE ASSETS
-------------------
1997                                $   14,633,882                 $   1,903,760               $    682,448       $   17,220,090
1996                                $    7,928,665                 $   1,861,260               $  1,203,830       $   10,993,755

DEPRECIATION AND AMORTIZATION
-----------------------------
1997                                $      341,698                 $      93,042               $     36,936       $      471,676
1996                                $      287,617                 $      83,700               $     32,400       $      403,717

CAPITAL EXPENDITURES
--------------------
1997                                $        8,990                 $       8,830               $     12,798       $       30,618
1996                                $       66,173                 $      32,149               $    761,945       $      860,267


12.      FINANCING FEES

         The Company offers a retail financing program for the purpose of assisting its subsidiaries' water purification customers (dealers) in obtaining financing through an arrangement with an unrelated lending company. As compensation for its services, the Company receives fees based on amounts financed. Net fees for the nine months ended September 30, 1997 and 1996 aggregated approximately $523,000 and $490,000, respectively, and are included in revenues.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED WITH RESPECT TO SEPTEMBER 30, 1997 AND 1996)


13.      SUPPLEMENTAL CASH FLOW INFORMATION

         For the nine months ended September 30, 1997 and 1996, the Company paid $243,987 and $54,678, respectively, for interest. Non-cash financing activity was as follows:

         During March 1997, the Company retired $123,518 in a mortgage payable in conjunction with the Settlement Agreement further described in Note 14 (d).

14.      COMMITMENTS AND CONTINGENCIES

         (a) The Company leases vehicles and office/warehouse space under operating leases which expire through 2000. Total rent expense aggregated approximately $148,000 and $295,000, for the nine months ended September 30, 1997 and 1996, respectively.

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

         (c) In January 1994, the Company adopted a 401(k) employee savings and retirement plan. Under the provisions of the Plan, the Company may elect to match each employee's contribution to the Plan at the rate of 50% in Company Common Stock. The Common Stock is restricted stock and vests over a two year period on a quarterly basis. During the nine months ended September 30, 1997, the Company contributed 29,033 shares of restricted Common Stock valued at approximately $14,000.

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

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED WITH RESPECT TO SEPTEMBER 30, 1997 AND 1996)


         (e) The Company is or may become involved in various lawsuits, claims and proceedings in the normal course of its business including those pertaining to product liability, environmental, safety and health, and employment matters. The Company records liabilities when loss amounts are determined to be probable and reasonably estimatable. Insurance recoveries are recorded only when claims for recovery are settled. Although generally the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, management believes, based on facts presently known, that the outcome of such legal proceedings and claims will not have a material adverse effect on the Company's financial position, liquidity, or future results of operations.

15.      SUBSEQUENT EVENT

         In January 1994, the Company adopted a 401(k) employee savings and retirement plan. Under the provisions of the Plan, the Company may elect to match each employee's contribution to the Plan at the rate of 50% in Company Common Stock. The Common Stock is restricted stock and vests over a two year period on a quarterly basis. In October 1997, the Company contributed 44,539 shares of restricted Common Stock valued at approximately $10,000.

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

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         Presented below are the consolidated results of operations for the Company for the nine months ended September 30, 1997 and 1996:

==========================================================================================================================
                                               NINE MONTHS                           NINE MONTHS
                                               ENDED SEPTEMBER 30, 1997              ENDED SEPTEMBER 30, 1996
==========================================================================================================================
Revenues                                       $  16,668,691                         $  12,683,274
--------------------------------------------------------------------------------------------------------------------------
Cost of revenues                                  10,936,342                             8,543,283
--------------------------------------------------------------------------------------------------------------------------
Gross profit                                       5,732,349                             4,139,991
--------------------------------------------------------------------------------------------------------------------------
Operating expenses (including other
income and expenses)                               5,375,862                             4,297,230
--------------------------------------------------------------------------------------------------------------------------
Net income (loss)                              $     356,487                         $    (157,239)
==========================================================================================================================

         Revenues increased by $3,985,417, or 31.4%, from $12,683,274 for the nine months ended September 30, 1996, to $16,668,691 for the nine months ended September 30, 1997. Of this increase, $55,656 was attributable to an increase in sales of commercial and residential water purification products and financing fees earned from KISS International, Inc., Midwest Water Technologies, Inc. and Di-tech Systems, Inc., and the addition of $5,756,071 in sales of filtration systems and metering pumps generated by the Filtration Systems Division of Aqua Care Systems, Inc., recently acquired from Durco International, Inc., during the period from June through September 1997; offset by a $186,543 decrease in sales of car wash machines and ancillary equipment of Car Wash Equipment and Supply, Ryko of South Florida, Inc., and a $1,639,767 decrease in sales of municipal, industrial and commercial waste water treatment equipment and waste water treatment plants of Gravity Flow Systems, Inc. and EnviroSystems Supply Inc.

         Cost of revenues increased by $2,393,059 or 28%, from $8,543,283 for the nine months ended September 30, 1996, to $10,936,342 for the nine months ended September 30, 1997. As a percentage of revenues, these amounts represented 67.4% for 1996 as compared to 65.6% for 1997. The decrease in cost of revenues as a percentage of revenues primarily was due to the addition of the sales of the Filtration Systems Division in June 1997. The cost of revenues of such entity is comprised of lower materials and components costs than the aggregate cost of revenues of the Company's other subsidiaries.

         Gross profit increased $1,592,358 or 38.5% from $4,139,991 for the nine months ended September 30, 1996 to $5,732,349 for the nine months ended September 30, 1997, which, as a percentage of revenues, represented an increase from 32.6% to 34.4%, respectively, for such periods.

         The Company's operating expenses (including other income and expenses) increased $1,078,632, or 25.1%, from $4,297,230 for the nine months ended September 30, 1996 to $5,375,862 for the nine months ended September 30, 1997. As a percentage of revenues, these expenses decreased from 33.9% for 1996 to 32.3% for 1997. The $1,078,632 increase was attributable mainly to the addition of $1,598,200 in operating, interest and other expenses, net due to the acquisition of the Filtration Systems Division purchased June 1, 1997. This increase was partially offset by the elimination of certain operating expenses, including other income and expenses of the Company's other subsidiaries, mainly in the expense categories of payroll and related expenses ($292,412), occupancy and related expenses ($147,302) and an increase in other income ($73,639).

         Principally as a result of the factors described above, the Company achieved net income of $356,487 for the nine months ended September 30, 1997 as opposed to a net loss of $(157,239) realized for the nine months ended September 30, 1996, an increase of $513,726.

FINANCIAL CONDITION AND LIQUIDITY

         At September 30, 1997, the Company had $404,916 of cash and cash equivalents, working capital of $2,775,005, assets of $17,220,090, long-term debt, net of current maturities, of $4,042,312 and stockholders' equity of $7,686,226. The Company's operating activities used $601,086 of cash, principally as a result of an increase in accounts receivable ($2,514,408) and a decrease in accounts payable and accrued expenses ($531,330); partially offset by a decrease in prepaids and other ($87,958), a decrease in costs and estimated earnings in excess of billings ($156,351), a decrease in inventory ($1,287,635), depreciation and amortization ($471,676) and net income ($356,487). The increase in accounts receivable and decrease in inventory noted above occurred primarily as a result of the business activity of the Filtration Systems Division from June 1, 1997 through September 30, 1997. Investing activities used $16,314 principally from payments received on notes receivable ($29,150); offset by capital expenditures ($30,618) and intangible asset recognition ($14,846). Financing activities provided $461,097 of cash, due to net proceeds from issuance of notes payable and long-term debt $4,631,638; offset by repayments of notes payable and long-term debt ($4,170,541).

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


CHARGE TO INCOME IN THE EVENT OF RELEASE OF SHARES FROM ESCROW

         The Securities and Exchange Commission adopted a position with respect to escrow arrangements such as the one entered into among the Company and certain stockholders of the Company. This position provides that in the event any shares are released from escrow to persons who are directors, consultants, officers and other employees of the Company, compensation expense will be recorded for financial reporting purposes based on the fair market value of the released shares. Therefore, in the event the Company attains any of the earnings thresholds or the Company's Common Stock meets certain minimum bid prices required for the release of shares from escrow, any release would be deemed additional compensation expense of the Company. Accordingly, the Company will, in the event of the release of shares from escrow, recognize during the periods in which the earnings thresholds are met or are probable of being met or such minimum bid prices are attained, what would likely be one or more substantial charges which would have the effect of substantially reducing earnings, if any, at such time, in an amount equal to the fair market value of the escrow shares as of the date on which they are released. The Company does not presently believe that it is probable that the Company will achieve any of the earnings thresholds noted above. Accordingly, it is not likely that any of the escrow shares will be released.

                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

                  On April 9, 1997 Long Trail Brewing Company filed a complaint against EnviroSystems Supply, Inc., a wholly owned subsidiary of the Company, in Windsor Superior Court in the County of Windsor in the State of Vermont; Docket number S216-5-97Wrcv. The complaint alleges, among other matters, breach of express warranty and specific performance of certain of the parameters of the written agreement for the purchase of a wastewater treatment plant designed to treat the industrial wastewater generated at the Plaintiff's brewing facility. Management believes, based on facts presently known, that the outcome of such legal proceeding will not have a material adverse effect on the Company's financial position, liquidity, or future results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  On September 12, 1997, the Annual Meeting of Stockholders of Aqua Care Systems, Inc. was held, at which the following actions were taken:

                  1. The following shares of Common Stock represented at the Annual Meeting were voted in the election of Directors as follows:

====================================================================================================================================
                                  NUMBER VOTING                     FOR                              WITHHOLD
------------------------------------------------------------------------------------------------------------------------------------
William K. Mackey                 11,745,586                        10,941,446                       804,140
------------------------------------------------------------------------------------------------------------------------------------
Norman J. Hoskin                  11,745,586                        11,069,346                       676,240
------------------------------------------------------------------------------------------------------------------------------------
James P. Cefaratti                11,745,586                        11,076,446                       669,140
------------------------------------------------------------------------------------------------------------------------------------
David K. Lucas                    11,745,586                        11,026,346                       719,240
====================================================================================================================================

                  2. The following shares of Common Stock represented at the Annual meeting were voted on a proposal to authorize the Company to effect a four to one reverse common stock split of all of the authorized and outstanding common stock of the Company.

====================================================================================================================================
NUMBER VOTING                     FOR                               AGAINST                          ABSTAIN
------------------------------------------------------------------------------------------------------------------------------------
11,745,586                        10,592,618                        1,044,570                        108,398
====================================================================================================================================

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


                  (a)      EXHIBITS

                           27.1    Financial Data Schedule

                  (b)      REPORTS ON FORM 8-K

                           The Company filed the following Report on Form 8-K during or for the period covered by this Quarterly Report on Form 10-QSB:

                           1) 8-K/A, containing the financial statements required as a result of the acquisition of the Filtration Systems Division of Durco International, Inc., formerly known as the Duriron Company, Inc. filed with the Securities and Exchange Commission on August 25, 1997.

                  No other Items of Part II are applicable to the Registrant for the period covered by this Quarterly Report on Form 10-QSB.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



                                          AQUA CARE SYSTEMS, INC.
                                          Registrant





Dated:  November 11, 1997                 /S/ WILLIAM K. MACKEY
                                          ---------------------
                                          William K. Mackey
                                          Chairman of the Board
                                          President
                                          Chief Executive Officer
                                          Treasurer



Dated:  November 11, 1997                 /S/ GEORGE J. OVERMEYER
                                          -----------------------
                                          George J. Overmeyer
                                          Corporate Controller

                                 EXHIBIT INDEX




EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

27.1                Financial Data Schedule