Form 10KSB40
period 1997-12-31
AQUA CARE SYSTEMS INC /DE/
filed 1998-03-30
CIK 910566

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended DECEMBER 31, 1997

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________________ to ___________________

                         Commission File Number 0-22434


                             AQUA CARE SYSTEMS, INC.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

         DELAWARE                                  13-3615311
 ------------------------------                 ---------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)


                   11820 NW 37 STREET, CORAL SPRINGS, FL 33065
                ------------------------------------------------
               (Address of principal executive offices)(Zip Code)

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

                       Page 1 of 40, (including pages F-1
                     through F-18) Index to Exhibits Page 21

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes  [X]                    No [ ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

     Issuer's revenues for its most recent fiscal year: $23,901,102

     The aggregate market value of the voting stock held by non-affiliates of the Registrant (computed by reference to the average bid and asked prices of such stock) as of February 27, 1998 was approximately $5,703,628.

     There were 2,722,013 shares of Common Stock, $.001 par value, outstanding at February 27, 1998.

     Transitional Small Business Disclosure Format (check one):

               Yes [ ];               No  [X]

     DOCUMENTS INCORPORATED BY REFERENCE: See Item 13, Exhibits and Reports on Form 8-K, for items incorporated by reference into this Annual Report on Form 10-KSB.

                                     PART I


ITEM 1.     DESCRIPTION OF BUSINESS.


GENERAL

     Aqua Care Systems, Inc., (the "Company" or "ACSI"), is a Florida-based Delaware corporation. It was formed in 1990 for the purpose of pursuing acquisitions, primarily in the non-chemical waste water treatment and water filtration and purification industries. The Company acquired several businesses from its inception through May 1995. As a result of these acquisitions and developing the related operations, the Company sustained substantial operating losses and expended significant cash.

     In May 1995, the Company's Board of Directors replaced executive management. New management developed and has implemented a consolidation and restructuring plan for ACSI. For the year ended December 31, 1996, the Company reduced annual operating expenses by in excess of $2 million while increasing revenues by approximately 8%, to $15,987,147. For the year ended December 31, 1997, revenues increased by approximately 50%, to $23,901,102 from the prior year, and the Company reported its first year of consolidated net income.

     As a further step in ACSI's reemergence from its restructuring plan, the Company has implemented a strategy to focus on the critical fluid handling needs of the process industries. The Company believes there are excellent opportunities for profitable growth in these markets. ACSI's ability to successfully implement its strategy is supported by the acquisition of two businesses in the fluid handling markets purchased from Durco International, Inc. in June 1997. These businesses focus on providing added value to customers through end user price and quality enhancement by providing specially designed high end products to meet the technically demanding needs in their respective markets. The Company has also recruited several senior executives from the fluids handling market to various positions since the acquisition.

     ACSI's plan is to substantially increase its presence in the fluid handling markets. The Company intends to selectively invest in internal growth and pursue additional acquisitions that may enhance its existing competencies, market presence and overall profitability. Since the acquisition of the metering pump and filtration systems businesses, the Company has increased the emphasis on its respective sales and marketing organizations. In addition, the Company announced the signing of a letter of intent to acquire The Williams Instrument Company in January 1998. Williams Instrument Company considers itself to be a leader in providing high-end pneumatic pumps to the oil and gas markets. The acquisition is subject to, among other issues, the satisfactory completion of due diligence procedures, financing arrangements and the execution of a definitive purchase agreement by the Company.

     In addition to the Company's focus on opportunities in the fluid handling business, it continues to provide management services to its other operating subsidiaries. The Company has organized its active, wholly owned subsidiaries into three divisions; (a) fluid handling (b) residential water filtration and purification and (c) car wash equipment and supplies.

ACQUIRED SUBSIDIARIES

     In June 1997, the Company acquired certain assets and assumed certain liabilities of the Filtration Systems Division of Durco International, Inc., ("FSDA"). Included in the FSDA acquisition were two operating businesses, a filtration systems manufacturer and a metering pumps business. For the year ended December 31, 1996, the businesses had combined revenues of $14,742,333 and operating profit of $949,230. ACSI acquired these businesses because of their engineering and manufacturing capabilities, profitable track records and market presences. The Company believes with a more aggressive, comprehensive marketing effort and the support of several new management personnel that have joined the Company since the acquisition, that there are excellent opportunities for profitable growth. However, there can be no assurance that such growth can be achieved.

     Prior to the May 1995 executive management change, the Company acquired several businesses including Gravity Flow Systems, Inc., ("GFSI"), and EnviroSystems Supply, Inc., ("ESSI"), in the waste water treatment industries; KISS International, Inc., ("KISS"), Di-tech Systems, Inc., ("DTSI"), and Midwest Water Technologies, Inc., ("MWTI"), in the water filtration and purification industries and Car Wash Equipment & Supply, Ryko of South Florida, Inc., ("CWES"), in the car wash equipment, supplies and service business.

     The Company will continue to engage in an acquisition program which could result in a substantial change in ACSI's business operations and financial condition. As consideration for any acquisition, in addition to the payment of cash (if any), ACSI may issue notes, common stock, preferred stock or other securities. It is intended that key employees of acquired companies generally will become employees of the subsidiaries and, as such, will hold management positions in such subsidiaries. ACSI does not intend to seek stockholder approval for any acquisitions unless required by applicable laws or regulations.

OPERATIONS

      FLUID HANDLING.

     FSDA encompasses two operating businesses that are located in Angola, New York. Other than a shared administrative building, each business has its own separate facilities. The two entities are now managed as a) the Filtration Systems Division, ("FSD"), and b) the Metering Pump Division, ("MPD"). Both divisions primarily serve the chemical, mining, pulp and paper, oil and gas, food and water and waste water markets.

     MPD's products add a liquid or gas to another liquid or gas process in precise and reproducible volumetric requirements. MPD's metering pumps are primarily used in the chemical and petro-chemical markets. This entity has three main pump models which are available in numerous configurations. MPD offers one of the market's most recently designed product lines, the development of which was supported by the financial resources of the previous owner. Based on that design advantage, MPD focuses on special application market segments for solutions requiring highly engineered products. Management believes that the growth of its market is driven by general economic growth and is enhanced by clean air and clean water legislation, as well as industry cost efficiency mandates. MPD sells through regional sales managers primarily to regional distributors. The selling effort focuses on both engineering firms who typically purchase large quantities as part of major systems installations and directly to end users. MPD has not historically relied on marketing programs to sell its products, but intends to implement both distributor marketing programs and selective direct marketing.

     FSD manufactures a) filter presses, b) pressure leaf filters and c) tubular filters. All three types of filters are large units used in industrial applications. The demand for each filter is based on the solids concentration, level of purification required and the flow rate of the liquid used in the process. These manufactured products, along with the technical expertise of the employee base, allow FSD to address the filtration and separation needs such as those found in food and beverage processing, chemical manufacture, and oil and gas refining. FSD has approximately 40 years of experience in supplying quality systems and components to the process industries.

     Filter presses are large, steel-framed structures with pneumatically driven square filters used to separate solids from liquids that contain high solids concentration. They are used to dewater sludge, separate chemicals such as dyes and pigments from liquid in industrial applications and in food processing to separate chemicals from liquids. Typically, liquid slurry is pumped into the filter press. The liquid passes through the filter and flows to a discharge port to be captured or disposed of. Pressure from a feed pump forces out more liquid. The solids are compacted into a dry "cake" which is dropped into a handling system. In manufacturing and food processing applications, the solid material captured in dry form can be disposed of at a lower cost or reused.

     Pressure leaf filters are large vessel type filters used for liquids containing medium level solids concentration and for use when a high level of clarification is desirable. Pressure leaf filters are used in chemical, pharmaceutical and beverage applications to remove sub-micronic solids from a liquid. Generally, a liquid is pumped into a closed vessel, which contains a filter septum and out through a discharge pipe leaving behind the trapped solids. As compared to a filter press, the leaf filters separate smaller particles, down to one-tenth micron removal, can handle high flow rate and can discharge wet or dry cakes.

     Tubular filters are much smaller than filter presses or pressure leaf filters and allow for the highest flow rate, although with the lowest solids concentration. Tubular filters can be used for such applications as mineral acids clarification and for the ultra pure water needs for applications such as semiconductor manufacturing.

     The management of FSD believes that the market for its products is driven by global production growth and the increasing need/benefit for eliminating unwanted contaminants to ensure safe and/or constant quality products. Specific factors creating new application requirements include improved detection and monitoring levels, environmental consciousness and cost savings to recycle certain elements. Management's goal is to seek market opportunities where it believes it has a competitive advantage through value added systems engineering and demonstrated competence through a large base of successful installations. FSD sells through regional sales managers who work with independent representatives selling to engineering firms and directly to end-users. FSD intends to support its sales effort with print advertising in trade journals, trade show attendance, direct marketing and public relations. As a result of the systems project nature of the business, revenues and operating income can vary significantly on a month to month basis.

     GFSI's operations were relocated to the FSDA location in Angola, New York in August 1997. Its product line is comprised of Wedgewater(TM) filter bed systems for sludge de-watering, lateral flow sludge thickener systems and Wedgewater(TM) sieve systems. The patented Wedgewater(TM) filter bed system generally is utilized by municipalities servicing populations of 30,000 or less and utilizes one-sixth to one-tenth the space and requires significantly less time to de-water sludge as compared with conventional sand/gravel filter beds. Several other advantages to this technology include, but are not limited to, lower operating and maintenance costs, exceptional reliability and improved operating environments. GFSI has sold and installed over 300 systems through 26 domestic and international representatives.

     ESSI designs and assembles aerobic and anaerobic packaged and larger field-erected waste water treatment plants. These systems incorporate either aerobic or anaerobic biological treatment technologies. Such technologies generally involve the conversion of organics in waste water into carbon dioxide, water and new organics through the introduction of microorganisms. The aerobic system (which functions in the presence of oxygen) is marketed under the trademark CONTREAT(R), and is used primarily for pretreatment of industrial waste water before such waste water is discharged into a municipal sewage system or reused. ESSI faces intense competition and although it provides specialized engineering services, it must compete primarily on pricing, and as such, revenues have decreased from $3,777,932 for the year ended December 31, 1996 to $2,201,078 for the year ended December 31, 1997.

      RESIDENTIAL WATER FILTRATION AND PURIFICATION.

     The Company owns three operating entities in the residential water filtration and purification industries. KISS, which operates in southern California, is a manufacturer and distributor of water filtration and purification products primarily for residential applications. It owns its own molds for various major components, such as filter housings, membrane housings and control valves. KISS distributes its products through dealers, distributors and wholesalers throughout the United States and internationally. DTSI, located in the same facility as KISS, produces a line of water purification and ion exchange cartridges that it markets under the Di-tech brand name through dealers and distributors primarily to original equipment manufacturers. MWTI, which operates primarily in the Midwestern United States, assembles and wholesales various water conditioning equipment, parts and components and, to a lesser extent, reverse osmosis drinking water systems. These businesses face intense competition and must compete primarily on product pricing.

     KISS, MWTI and DTSI assemble the majority of their product lines. Their products are installed by the Company's dealers or shipped as finished goods to wholesalers and retailers. KISS manufactures and sells its products to dealers who in turn re-sell the products to customers. In most cases KISS and MWTI bundle their respective products into a package and sell such packages as whole house water solutions. ACSI offers consumers financing of their purchases from ACSI's dealers through a third party. In the years ended December 31, 1997 and 1996, ACSI recognized approximately $779,000 and $692,000, respectively, in revenues from this financing activity. Because of the competitive nature of the businesses, the profits from the financing contribute a significant amount to the entities' profits. ACSI does not assume any credit risk in such financings. However, changes in the market for such credit could have a material adverse effect on the businesses.

      CAR WASH EQUIPMENT AND SUPPLIES.

     CWES is the exclusive distributorship in the seven southern counties of Florida for the sale, installation and continuing service contracts of the equipment and supplies of Ryko Manufacturing Company, the largest manufacturer of car wash equipment in the United States. The management of CWES believes that it has in excess of an 80% share of its market. CWES' customers include, but are not limited to, certain major national oil companies, independently owned and operated gasoline distributorships and car wash companies.

SUPPLIERS

     There are several manufacturers and suppliers of the components used in the manufacturing and assembly of the Company's products. ACSI purchases raw materials and supplies on terms, usually net 30 days, and to a lesser extent, on a cash on delivery basis. The Company believes that it generally is not dependent on any one supplier for products or components utilized by the subsidiaries. CWES, however, is dependent on a single supplier, Ryko Manufacturing Company ("Ryko"). CWES is the exclusive distributor in South Florida for the sale, installation and service of Ryko's rollover car wash equipment. Such exclusive distributorship prohibits CWES from selling, installing and/or servicing any car wash equipment from another manufacturer or supplier. The distributor agreement provides that CWES sells directly or receives a commission on all Ryko equipment sold within its region. The agreement is scheduled to expire in July 1999, however, it provides for automatic renewal upon the achievement of certain sales goals. CWES expects to meet such goals.

INSURANCE

     The Company maintains limited product liability insurance. ACSI has not had a significant product liability claim asserted against it since inception, except one, which was successfully defended and settled in a manner satisfactory to ACSI with no financial cost to it. A substantial successful products liability claim could have a material adverse effect on the Company's operations and financial condition.

BUSINESS SEGMENT INFORMATION

     ACSI's operations consist of two business segments for financial reporting purposes; a) fluid handling, filtration, purification and waste water treatment and b) car wash equipment sales and service. See Note 10 of "Notes to Consolidated Financial Statements" for a summary of selected consolidated information for such business segments for the years ended December 31, 1997 and 1996.

GOVERNMENTAL REGULATION

     The enactment and enforcement of Federal, state and local laws relating to water and air quality standards may materially influence the level of sales of some or all the Company's businesses. Some of the Company's customers utilize ACSI's products and services in response to regulatory requirements affecting their businesses. ACSI believes that, as a provider of such products and services, the Federal or state environmental rules or regulations potentially applicable to the Company's customers are not directly applicable to ACSI. While the Company is not aware of any pending or proposed Federal legislation or regulation that would adversely affect its products or components or limit the methods in which those products are manufactured, installed or serviced, any such legislation or regulation could have a material adverse impact on the Company. Certain states have enacted legislation, which requires licensing, testing and labeling of flow control, fluid handling, water filtration and purification and waste water treatment products, including those offered by ACSI.

COMPETITION

     In the filtration systems and metering pump markets, the Company's management believes that there is a fragmented specialized approach to satisfying customers' needs. The Company attempts to compete in market segments characterized by demand for quality, technologically superior products and service. However, the Company does compete against companies with substantially greater resources including U.S. Filter and Milton Roy.

     In the residential filtration and purification markets, the Company believes that there are thousands of companies involved in various aspects of water filtration and purification and that the market is highly competitive. The Company competes with a number of significantly larger companies including Culligan, EcoWater and Hague in the residential filtration and purification market. Such market is served by an array of products that are either "off-the-shelf" or custom-designed. These products range from small carbon filtration systems to de-ionization systems, reverse osmosis systems, de-gasifiers, scrubbers, ozone systems, ultra-violet systems and bio-remediation systems. Many of the residential systems generally are marketed by local operators across the country.

EMPLOYEES

     As of February 27, 1998, ACSI and its subsidiaries had 153 full-time employees, including two executive officers, 25 managerial and administrative personnel, 16 design and engineering personnel, 89 manufacturing, assembly, installation and service personnel, and 21 sales and telemarketing personnel.

     As a result of the acquisition of FSDA, the Company became a party to a collective bargaining agreement with the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers, A.F.L. - C.I.O. The Company negotiated changes to the existing agreement and in July 1997, a collective bargaining agreement was ratified for the period covering July 17, 1997 through July 21, 2000. Such agreement applies solely to certain of the employees of FSDA. Neither the Company nor any of its subsidiaries are subject to any other collective bargaining agreements.

     ACSI believes its employee relations to be satisfactory.

ITEM 2.     DESCRIPTION OF PROPERTY.

     In connection with the acquisition of FSDA in June 1997, the Company purchased land and three buildings encompassing approximately 110,000 square feet on approximately 60 acres in Angola, New York. The buildings are comprised of a) the manufacturing and assembly facility for the filtration products group, (approximately 70,000 square feet), b) the manufacturing and assembly, engineering and administrative facilities of the metering pump group and the administrative and sales offices of

GFSI, which were relocated there from previously leased facilities in Scranton, Pennsylvania during 1997, (approximately 30,000 square feet), and c) the administrative office building which contains divisional management and purchasing, sales and engineering for the filtration operations, (approximately 10,000 square feet). The above noted properties are encumbered by a mortgage covering the land and buildings securing a note bearing interest at prime plus 3%, (11.5% at December 31, 1997). The note is payable, principal and interest monthly, with an estimated balloon payment of approximately $400,000 due June 2000. The note balance as of December 31, 1997 was $1,162,400.

     ACSI purchased land and a building in Coral Springs, Florida in July 1996. Such facility encompasses approximately 18,000 square feet of office and warehouse area and houses ACSI's corporate office, as well as the entire operations and administration of CWES and ESSI and a Southeastern office and warehouse space for the water filtration and purification entities, KISS, DTSI and MWTI. The property is encumbered by a first mortgage lien covering the land and building. The secured note bears interest at the fixed rate of 9.25% and is payable, principal and interest monthly, with an estimated balloon payment of approximately $360,000 due June 2001. The mortgage balance at December 31, 1997 was $429,174.

     Certain leased properties contain the offices, warehouse and manufacturing/assembly facilities of KISS and DTSI in Vista, California and MWTI in Fort Wayne, Indiana. Total leased space for these facilities aggregates approximately 30,000 square feet. The Vista, California property is leased through July 1999 and the Fort Wayne, Indiana facility is leased through July 2000, each from non-affiliated, third parties. The Company's aggregate monthly lease expense for the above noted properties is approximately $14,000.

     The Company believes that its premises are adequate to permit it and its subsidiaries to conduct their businesses as they are currently conducted for the reasonably foreseeable future.


ITEM 3.     LEGAL PROCEEDINGS.

     The Company and its subsidiaries are subject to claims and suits in the ordinary course of business. The Company is not involved in any material litigation and is not aware of any potential claims which would give rise to material liability.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1997 to a vote of security holders of the Company, through the solicitation of proxies, or otherwise.

                                     PART II


ITEM 5.     MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.

     On September 12, 1997 at the Annual Meeting of Stockholders of Aqua Care Systems, Inc., the Stockholders authorized the Company to effect a one for four reverse stock split of all of the issued and outstanding Common Stock of the Company. The reverse split was effected on February 10, 1998. As such, all issued and outstanding Common Stock as of such date, 10,888,050, were reduced to 2,722,013 without a commensurate increase in the par value of the Common Stock. The reverse stock split did not alter the number of authorized shares of the Company's Capital Stock, which remains at 35,000,000, consisting of 30,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock. Additionally, all of the Company's issued and outstanding options and warrants to purchase Common Stock have been reduced by the one for four reverse stock split and exercise prices were proportionately adjusted upward. All share and per share amounts contained in this Form 10-KSB have been retroactively adjusted for the reverse stock split.

     The Company's Common Stock is traded and quoted under the symbol AQCR on The Nasdaq SmallCap Market ("Nasdaq"). The Company's Units, Class A Warrants and Class B Warrants are also traded and quoted on Nasdaq under the symbols AQCRU, AQCRW and AQCRZ, respectively. Each Unit consists of one share of Common Stock, one Class A Warrant and one Class B Warrant. Each Class A Warrant entitles the holder thereof to purchase one share of Common Stock and one Class B Warrant for an aggregate price of $28.68 (subject to adjustment) until October 14, 1998. Each Class B Warrant entitles the holder thereof to purchase one share of Common Stock for $43.04 (subject to adjustment) until October 14, 1998. The following table sets forth the high and low bid prices for the Common Stock, as quoted on Nasdaq, for the periods indicated, as adjusted for the Company's one for four reverse stock split which became effective February 10, 1998. Quotations are interdealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

                                               COMMON STOCK
                                                HIGH    LOW
                                                ----    ---
       Quarter ended
         March 31, 1996                        $10     $5-1/2
         June 30, 1996                         $7-3/8  $2-3/4
         September 30, 1996                    $4      $2-3/8
         December 31, 1996                     $2-3/4  $1-1/2
         March 31, 1997                        $3      $1-1/2
         June 30, 1997                         $3      $1-1/2
         September 30, 1997                    $3      $1-3/4
         December 31, 1997                     $2-5/8  $1-5/8

       Period ended
         February 27, 1998                     $2-5/16 $1-7/16

     The Company had 250 owners of record and, it believes, in excess of 2,000 beneficial owners of its Common Stock as of February 27, 1998.

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


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-KSB.

BUSINESS PLAN

     As a result of acquisitions, the Company's revenues have gradually increased. In achieving this growth, the Company has expended significant cash in making the acquisitions and developing the operations of its wholly-owned subsidiaries. See "Liquidity and Capital Resources" below.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 1997 AND 1996

     Presented below are the condensed consolidated results of operations for the Company for the years ended December 31, 1997 and 1996:


                                    YEAR ENDED                    YEAR ENDED
                                DECEMBER 31, 1997             DECEMBER 31, 1996
                                -----------------             -----------------

Revenues                           $ 23,901,102                 $ 15,987,147
Cost of revenues                     15,363,522                   11,062,494
                                   ------------                 ------------
Gross profit                          8,537,580                    4,924,653
Operating expenses (including
  interest expense, net)              8,170,780                    5,683,125
                                   ------------                  -----------
Net income (loss)                  $   366,800                  $   (758,472)
                                   ===========                  ============

     Revenues increased by $7,913,955 or 49.5% from $15,987,147 for the year ended December 31, 1996, to $23,901,102 for the year ended December 31, 1997. Of this increase, $9,552,789 was due to the addition of sales of filtration systems and metering pumps generated by the Filtration Systems Division acquired from Durco International, Inc. in June 1997. Such increase was offset by a $1,618,092 decrease in sales of municipal, industrial and commercial waste water treatment equipment and waste water treatment plants of Gravity Flow Systems, Inc. and EnviroSystems Supply Inc., a $13,376 decrease in sales of commercial and residential water purification products and financing fees earned from KISS International, Inc., Midwest Water Technologies, Inc. and Di-tech Systems, Inc. and a $7,366 decrease in sales of car wash machines and ancillary equipment of Car Wash Equipment and Supply, Ryko of South Florida, Inc.

     Cost of revenues increased by $4,301,028 or 38.9% from $11,062,494 for the year ended December 31, 1996, to $15,363,522 for the year ended December 31, 1997. As a percentage of revenues, these amounts represented 69.2% for 1996 as compared to 64.3% for 1997. The decrease in cost of revenues as a percentage of revenues primarily was due to the addition of the sales of the Filtration Systems Division from June through December 1997. The cost of revenues of such entity is comprised of lower materials and components costs than the aggregate cost of revenues of the Company's other subsidiaries.

     Gross profit increased by $3,612,927 or 73.4% from $4,924,653 for the year ended December 31, 1996 to $8,537,580 for the year ended December 31, 1997. As a percentage of revenues, this represented an increase from 30.8% to 35.7% respectively, for such periods.

     The Company's operating expenses (including other income and expenses) increased $2,487,655 or 43.8%, from $5,683,125 for the year ended December 31, 1996 to $8,170,780 for the year ended December 31, 1997. As a percentage of revenues, these expenses decreased from 35.5% for 1996 to 34.2% for 1997. The $2,487,655 increase was attributable mainly to the addition of $3,129,795 in operating, interest and other expenses, net due to the acquisition of the Filtration Systems Division purchased June 1997 and an increase in selling and related expenses ($228,259). This increase was partially offset by the elimination of certain operating expenses, including other income and expenses of the Company's other subsidiaries, mainly in the expense categories of payroll and related expenses ($573,517), occupancy and related expenses ($159,626) and an increase in other income ($130,163).

     Principally as a result of the factors described above, the Company achieved net income of $366,800 for the year ended December 31, 1997 as opposed to a net loss of $(758,472) realized for the year ended December 31, 1996, an improvement of $1,125,272.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, the Company had $654,932 of cash and cash equivalents and working capital of $1,871,005. This compares to $561,219 of cash and cash equivalents and working capital of $2,271,606 as of December 31, 1996. The Company's operating activities provided $106,598 of cash, principally as a result of decreases in inventory ($1,207,056), costs and estimated earnings in excess of billings ($271,310), prepaids and other ($69,922), other assets ($48,836) and depreciation and amortization ($681,221), the net income ($366,800), and the provision for doubtful accounts and notes ($36,000); partially offset by an increase in accounts receivable ($2,004,536) and a decrease in accounts payable and accrued expenses ($468,488). Investing activities used $95,680 due to payments for the acquisition of FSDA, net of cash acquired, ($204,031) and capital expenditures ($136,449); offset by property and plant disposed of in conjunction with Settlement Agreement ($150,000) and payments received on notes receivable ($94,800). Financing activities provided $82,795 from net proceeds from issuance of notes payable and long-term debt ($8,967,522); offset by repayment of notes payable and long-term debt ($8,722,952) and payments of deferred loan costs ($161,775).

     Management expects to continue to make acquisitions to expand the Company's markets. As consideration for an acquisition, the Company may issue Common Stock, Preferred Stock, or other securities, notes or cash. Since cash will be required either to consummate acquisitions, or to fund the operations of new or existing businesses, including approximately $2,900,000 of current maturities of long-term debt and indebtedness to related parties, management is investigating and pursuing various types of financing that are available to the Company. These include, but are not limited to, private placements, conversion of warrants, secondary offerings, bridge financing, debentures, lines of credit and asset-based loans. While management believes that financing will be available for the Company to not only fund its current operations, but also to fund its acquisition program, there can be no assurances such financing will be on terms reasonably acceptable to the Company.

     A portion of the revenues of the Company, particularly through FSDA and ESSI, have been, and are expected to continue to be, generated from foreign countries. Notwithstanding the fact that the Company expects its foreign contracts to be denominated in U.S. dollars, the Company is subject to the risks associated with fluctuations in the U.S. and foreign currencies and political instability. In particular, if the U.S. dollar increases significantly as compared to foreign currencies, this could adversely impact the ability of the Company to secure orders and generate revenues in foreign countries.

CAPITAL EXPENDITURE REQUIREMENTS

     The Company does not presently anticipate any significant capital expenditures other than those relating to future acquisitions.

     The Company is presently in the process of evaluating the conversion of its computer systems to "Year 2000" compliant software. The Company does not expect the cost of such conversion to be material to its financial condition or results of operations, nor does it anticipate any material disruption in its operations with respect thereto.

NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     These new standards are effective for financial statements for periods beginning after December 15,1997 and require comparative financial information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

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

     None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The names and ages, along with certain biographical information (based solely on information supplied by them), of the directors and executive officers of the Company are as follows:

     NAME                       AGE                     POSITION
     ----                       ---                     --------

William K. Mackey(1)(4)         46             Chairman of the Board of
                                               Directors, President, Chief
                                               Executive Officer and Treasurer

Norman J. Hoskin(1)(2)(3)(4)    63             Secretary, Director

James P. Cefaratti(2)(3)        55             Director

David K. Lucas(2)(3)            57             Director

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

     William K. Mackey has served as a director of the Company since July 1993 and as Chairman of the Board, President and Chief Executive Officer and Treasurer of the Company since May 1995. From 1993 to May 1995, he was an entrepreneur and investor in and a consultant to several public and private companies. From August 1989 to May 1993, Mr. Mackey served as a director of Infonow Corporation, a publicly-held software distribution company. From March 1991 to November 1992, Mr. Mackey served as President and a director of Docucon, Incorporated, a publicly-held company engaged in the document conversion business. From December 1988 to March 1991, Mr. Mackey served as President of Avondale Specialty Products, an ink manufacturer.

     Norman J. Hoskin currently serves as the Secretary and has served as a director of the Company since June 1995. He has acted as Chairman of Atlantic Capital Group, a venture capital company based in Boca Raton, Florida, since 1989. Mr. Hoskin previously served as Senior Vice President of Rentar Industries, a large transportation, warehousing and banking conglomerate and currently sits on the Boards of Directors of Consolidated Technologies, Trinitech Systems, JHS Group, Expandez Canada International Ltd./Shanghai, P.R.C. and JF Hotels of Florida.

     James P. Cefaratti has been a Director of the Company since January 1992. From June 1995 to December 1996, Mr. Cefaratti was President of Globalvision, Inc., a provider of laser radial keratotomy. From July 1993 until June 1995, he was a private investor. He served as President, CEO and director of Home Intensive Care, Inc., a home infusion and dialysis company, from December 1989 to June 1993. From May 1989 to December 1989, he served as Senior Executive Vice President of Home Intensive Care, Inc.

     David K. Lucas has performed sales and marketing consulting for various entities within the fluid filtration and treatment industries since 1988. From 1982 to 1988, Mr. Lucas served as the Vice President of Sales and Marketing of JWI, Inc. a filter press equipment manufacturing company. He was employed in the capacity of Corporate Marketing Manager of Parkson Corporation, a manufacturer of water pollution control capital equipment products from 1973 to 1981. Mr. Lucas has been a Director of the Company since September 1997.

     Each Director of the Company is currently remunerated at the rate of $1,000 per month which covers all meetings attended in person and telephonically. In addition, each Director is granted options under the terms of the 1994 Outside Directors' Stock Option Plan to purchase 2,500 shares of Common Stock on the last business day of the year preceding the first Board of Directors meeting of each new calendar year at the then current bid price, subsequent to serving one full calendar year as a Director. Such options are exercisable over the subsequent ten years and fully vest over a one-year period from the date of grant. Pursuant to this program, the Company has granted options under the aforementioned Plan as follows:

                                        NUMBER OF SHARES    OPTION PRICE RANGE
                                        ----------------    ------------------

Outstanding at January 1, 1996               76,250           $8.00 - $20.00
Granted                                      10,000           $1.76
                                             ------

Outstanding at December 31, 1996             86,250           $1.76 - $20.00
Granted                                      35,000           $1.76 - $2.60
Cancelled                                   (38,750)          $1.76 - $15.00
                                             ------

Outstanding at December 31, 1997             82,500           $1.76 - $20.00
                                             ======


ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

     The following table sets forth information for the years ended December 31, 1997, 1996 and 1995, representing compensation earned by the Chief Executive Officer of the Company as of the end of the fiscal year 1997 (the "Named Executive Officer"), in all capacities in which he served.

                                                                                                           LONG-TERM
ANNUAL COMPENSATION                                                                                       COMPENSATION
                                                                    OTHER ANNUAL          OTHER             NUMBER OF
NAME AND PRINCIPAL POSITIONS           YEAR          SALARY         COMPENSATION       COMPENSATION      OPTIONS GRANTED
----------------------------           ----         --------        ------------       ------------      ---------------
William K. Mackey(1)                   1997         $160,962          $7,200(2)            --              150,000(4)
  Chairman of the Board, President     1996         $147,250          $4,200(2)            --               12,500(4)
  Chief Executive Officer and
      Treasurer                        1995          $81,673             --            $107,379(3)          77,500(4)


STOCK OPTION GRANTS IN 1997

     The following table contains information concerning the grant of stock options to the Named Executive Officer in 1997:


                                                                   INDIVIDUAL GRANTS
                       ---------------------------------------------------------------------------------------------
                                                       % OF TOTAL OPTIONS
                         NUMBER OF SECURITIES          GRANTED TO EMPLOYEES        EXERCISE PRICE         EXPIRATION
    NAME               UNDERLYING OPTIONS GRANTED          IN FISCAL YEAR            PER SHARE              DATE
    ----               --------------------------     ------------------------  ------------------       ------------

William K. Mackey             25,000(4)                        10.6%                  $1.64(4)          January 24, 2007
                             125,000(4)                        53.2%                  $2.36(4)          August 7, 2007


STOCK OPTION EXERCISES IN 1997 AND OPTION VALUES AT DECEMBER 31, 1997

     The following table provides information with respect to options exercised by the Named Executive Officer during 1997 and the number and value of securities underlying unexercised options held by the Named Executive Officer at December 31, 1997:


                                                        NUMBER OF SECURITIES                 VALUE OF UNEXERCISED
                       SHARES                      UNDERLYING UNEXERCISED OPTIONS            IN-THE-MONEY OPTIONS
                      ACQUIRED     VALUE               AT DECEMBER 31, 1997                  AT DECEMBER 31, 1997
   NAME             ON EXERCISE   REALIZED     EXERCISABLE          UNEXERCISABLE        EXERCISABLE    UNEXERCISABLE
   ----             -----------   --------     -----------          -------------        -----------    -------------

William K. Mackey      --           --          108,750(4)            156,250(4)           $133,250        $51,250

-----------------------------
(1) Mr. Mackey was appointed as President, Chief Executive Officer and Treasurer by the Board of Directors in May 1995.
(2) Represents a monthly auto expense allowance of $600 for all of 1997 and for the period from June 1996 through December 1996.
(3) Represents finders fees paid to Mr. Mackey by the Company during fiscal year 1995 in connection with a series of offshore private placements undertaken by the Company. All of these fees were paid to Mr. Mackey prior to him becoming Chief Executive Officer of the Company in May 1995.
(4) Adjusted for the one for four reverse stock split effected on February 10, 1998.

EMPLOYMENT ARRANGEMENTS

     On August 7, 1997, the Company entered into a five-year employment agreement with William K. Mackey, Chairman of the Board, President, Chief Executive Officer and Treasurer. The Agreement provides that Mr. Mackey will receive an annual base salary of $155,000, plus a bonus, if any, as determined by the Board of Directors. The employment agreement entitles Mr. Mackey to terminate the agreement in the event of a change of control of the Company and receive severance payments equal to the greater of the base salary due for the remaining term of the employment agreement or an amount equal to three times his base salary then in effect, plus bonus. If Mr. Mackey is terminated without cause, he is entitled to receive a severance payment equal to the greater of the remaining base salary payments due for the remaining term of the employment agreement or one year's base salary. If Mr. Mackey terminates the employment agreement because of a material default by the Company, he is entitled to receive a severance payment equal to the greater of the base salary payments due under the remaining term of the employment agreement or three times the sum of the base salary then in effect and his last bonus.

     The above-described employment agreement contains certain non-disclosure and non-compete provisions.

OUTSIDE DIRECTORS' PLAN AND PERFORMANCE EQUITY PLAN

     At December 31, 1997 the Company has two stock option plans, which are described below.

     OUTSIDE DIRECTORS' PLAN. The Company's shareholders have adopted the 1994 Outside Directors' Stock Option Plan (the "Outside Directors' Plan") for the Company's Directors who are not employees or officers of the Company or its subsidiaries ("Eligible Directors") and for consultants rendering advisory service to the Board of Directors. The Outside Directors' Plan has reserved an aggregate of 400,000 shares of Common Stock and provides for the grant of non-qualified stock options ("NQSOs") which have an exercise period extending for ten years from the date of the grant. The purchase price of the shares of Common Stock covered by each option granted under the Outside Directors' Plan is the fair market value of the shares as of the date of grant. Each Eligible Director who is newly-elected after the effective date of the Outside Directors' Plan shall be granted an option to purchase not less than 2,500 and not more than 12,500 shares of the Common Stock of the Company on the date such Director is initially elected or otherwise selected to the Board of Directors. The exact amount is determined by the Directors serving prior to the effective date of the Outside Directors' Plan. All Eligible Directors (including those serving on the Board of Directors prior to the effective date of the Outside Directors' Plan) are granted options to purchase 2,500 shares of the Common Stock of the Company on each December 31, if such Eligible Director has completed a full year of service as a member of the Board of Directors of the Company.

     PERFORMANCE EQUITY PLAN. On May 13, 1991, the Company's stockholders adopted the 1991 Performance Equity Plan (the "Performance Equity Plan"). There are 2,000,000 shares of Common Stock reserved pursuant to the Performance Equity Plan. The Performance Equity Plan provides for the grant of a variety of incentive awards to officers, key employees, consultants and independent contractors of the Company.

     The Performance Equity Plan authorizes the grant of incentive awards for up to 2,000,000 shares of Common Stock subject to adjustment in certain events. Incentive awards may consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards. The Performance Equity Plan expires at the close of business on May 13, 2001, unless sooner terminated. Officers, directors, and other key employees and prospective employees and consultants and independent contractors who perform services for the Company or any of its subsidiaries, (but excluding members of the stock option committee and any person who serves as a director only), ("Eligible Persons"), are eligible to receive awards under the Plan. The Performance Equity Plan is administered by the Board of Directors or the Compensation and Stock Option

Committee (the "Committee") appointed by the Board of Directors, which determines the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, subject to the provisions of the Performance Equity Plan.

     OUTSTANDING AWARDS. Options to purchase an aggregate of 520,608 shares have been granted and are outstanding as of February 27, 1998, under the Outside Directors' Plan and Performance Equity Plan as follows:


                                   NUMBER OF SHARES       OPTION PRICE RANGE
                                   ----------------       ------------------

OUTSTANDING AT JANUARY 1, 1996         301,396              $5.00 - $20.00
Granted                                 96,500              $1.76 - $9.00
Cancelled                              (78,375)             $3.00 - $15.00
                                      -------

OUTSTANDING AT DECEMBER 31, 1996       319,521              $1.76 - $20.00
Granted                                270,125              $1.64 - $2.60
Cancelled                              (95,688)             $1.64 - $15.00

OUTSTANDING AT DECEMBER 31, 1997       493,958              $1.64 - $20.00
Granted                                 30,650              $1.75
Cancelled                               (4,000)             $1.64
                                       ------

OUTSTANDING AT FEBRUARY 27, 1998       520,608              $1.64 - $20.00
                                       ======

     At December 31, 1997 and 1996, respectively, 200,169 and 181,148 options with an average option price of $6.71 and $12.36 were exercisable.

     In January 1997, the Company's Board of Directors approved a repricing of all granted and outstanding options to purchase Common Stock issued pursuant to the 1991 Performance Equity Plan. On January 24, 1997, all issued and outstanding options were repriced at approximately $1.64 per share, the market price per share of the Company's Common Stock on such date.

     In February 1998, certain employees of the Company were granted options to purchase a total of 30,650 shares of Common Stock at $1.75 per share (market value at the date of grant). The above options expire ten years from the date of grant, and are exercisable one-third each year beginning one year from the date of grant.

401(K) PLAN

     In January 1994, the Company adopted a 401(k) employee savings and retirement plan. Under the provisions of the Plan, the Company may elect to match each employee's contribution to the Plan at the rate of 50% in Company Common Stock. The Common Stock is restricted stock and vests over a two-year period on a quarterly basis. During 1997 and 1996, the Company contributed 18,393 and 15,447 shares of restricted Common Stock valued at $18,165 and $20,592, respectively.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

     The following table sets forth information as to the number of shares of Common Stock beneficially owned as of February 27, 1998, by (i) each person who is believed by the Company to be a beneficial owner of more than 5% of the outstanding Common Stock of the Company; (ii) each Director of the Company;
(iii) the Named Executive Officer; and (iv) all Directors and executive officers of the Company as a group. Beneficial ownership has been determined in accordance with the rules promulgated under Section 13(d) of the Securities and Exchange Act of 1934. All shares of Common Stock are owned both of record and beneficially unless otherwise indicated.

=====================================================================
                                         Number of     Percentage of
Name and Address of Beneficial Owner(1)  Shares Owned  Common Stock
---------------------------------------------------------------------
William K. Mackey (2)                      111,500         3.9%
---------------------------------------------------------------------
Norman J. Hoskin (3)                        14,000          *
---------------------------------------------------------------------
James P. Cefaratti (4)                      18,750          *
---------------------------------------------------------------------
David K. Lucas                                --           --
---------------------------------------------------------------------
Directors and executive officers as a group
(four persons)                             144,250         5.0%
=====================================================================

(1)  The address for all of these persons is the same as the Company's.
(2) Includes options to purchase 96,250 shares of Common Stock granted by the Company and additional options to purchase an aggregate of 12,500 shares of Common Stock granted by Kinder Investments, L.P. and Peter N. Christos which are presently exercisable.
(3) Includes options to purchase 13,750 shares of Common Stock granted by the Company which are presently exercisable.
(4) Includes options to purchase 18,750 shares of Common Stock which are presently exercisable.
(*)  Less than 1%.

ESCROW SHARES AND ESCROW OPTIONS

     In connection with the Company's initial public offering, substantially all of the common stockholders and option holders of the Company at the date of the offering, agreed to place into escrow 50% of their shares of Common Stock and 50% of their options to purchase Common Stock equalling 243,750 shares of Common Stock (the "Escrow Shares") and options to purchase 29,063 shares of Common Stock (the "Escrow Options"). Such Escrow Shares and Options were contributed to the Company on December 31, 1997.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     None.

                                     PART IV


ITEM 13.    EXHIBITS AND REPORTS ON FORM 8-K

     2.1 Asset Purchase Agreement between Durco International, Inc. and ACS Acquisition Corp. as previously filed with the Company's Statement on Form 8-K filed during 1997.
     3.1    Certificate of Incorporation of the Registrant filed as Exhibit
            (3)-1 to the Company's Registration Statement on Form SB-2 (Registration No. 33-67252) is hereby incorporated herein by reference.
     3.2 By-laws of the Registrant filed as Exhibit 3.2 to the Company's Registration Statement on Form SB-2 (Registration No. 33-67252) is hereby incorporated by reference.
     4.1    Form of Warrant Agreement (with Warrant Certificates) filed as
            Exhibit 4.2 to the Company's Registration Statement on Form SB-2 (Registration No. 33-67252) is hereby incorporated by reference.
    27.1    Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Coral Springs, State of Florida, on March 26, 1998.

                                          AQUA CARE SYSTEMS, INC.


                                         /s/ WILLIAM K. MACKEY
                                         -------------------------
                                         William K. Mackey
                                         Chairman of the Board, President,
                                         Chief Executive Officer and Treasurer

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

SIGNATURE                     TITLE                                DATE
---------                     -----                                ----

/s/ WILLIAM K. MACKEY     Chairman of the Board, President      March 26, 1998
----------------------    Chief Executive Officer, Treasurer
William K. Mackey         and Principal Accounting Officer

/s/ GEORGE J. OVERMEYER   Corporate Controller                  March 26, 1998
-----------------------
George J. Overmeyer

/s/ NORMAN J. HOSKIN      Secretary, Director                   March 26, 1998
-----------------------
Norman J. Hoskin

/s/ JAMES P. CEFARATTI    Director                              March 26, 1998
-----------------------
James P. Cefaratti

/s/ DAVID K. LUCAS        Director                              March 26, 1998
-----------------------
David K. Lucas

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                      PAGE
                                                                     NUMBER
                                                                     ------

Report of Independent Certified Public Accountants                     F-2

Consolidated Balance Sheets
   as of December 31, 1997 and 1996                                    F-3

Consolidated Statements of Operations
   for the years ended December 31, 1997 and 1996                      F-4

Consolidated Statements of Stockholders' Equity
   for the years ended December 31, 1997 and 1996                      F-5

Consolidated Statements of Cash Flows
   for the years ended December 31, 1997 and 1996                      F-6

Notes to Consolidated Financial Statements                             F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors of
Aqua Care Systems, Inc.


     We have audited the accompanying consolidated balance sheets of Aqua Care Systems, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aqua Care Systems, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.




Miami, Florida                                        BDO Seidman, LLP
February 26, 1998



                   AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                   DECEMBER 31,
                                                             1997             1996
                                                         ------------     ------------
ASSETS
Current assets
   Cash and cash equivalents ........................    $    654,932     $    561,219
   Accounts receivable, net of allowance
      for doubtful accounts of $135,000 and $99,000 .       3,398,593        1,430,057
   Costs and estimated earnings in excess of billings         153,443          424,753
   Inventory ........................................       3,007,468        1,903,583
   Current maturities of notes receivable ...........          77,175           94,800
   Prepaids and other ...............................         109,736          179,658
                                                         ------------     ------------

Total current assets ................................       7,401,347        4,594,070

Property, plant and equipment, net ..................       4,939,202        1,539,486
Intangible assets, net ..............................       4,452,916        4,067,208
Notes receivable, less current maturities ...........          51,975          129,150
Other assets ........................................         243,169           90,230
                                                         ------------     ------------

Total assets ........................................    $ 17,088,609     $ 10,420,144
                                                         ============     ============

LIABILITIES
Current liabilities
   Accounts payable .................................    $  1,788,140     $  1,447,324
   Accrued expenses .................................         843,486          478,984
   Current maturities of long-term debt .............       2,773,716          271,156
   Indebtedness to related party ....................         125,000          125,000
                                                         ------------     ------------

Total current liabilities ...........................       5,530,342        2,322,464

Long-term debt, less current maturities .............       3,733,665          781,873
                                                         ------------     ------------

Total liabilities ...................................       9,264,007        3,104,337
                                                         ------------     ------------

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

STOCKHOLDERS' EQUITY
   Preferred stock, $.001 par; 5,000,000 shares
      authorized, none outstanding ..................            --               --
   Common stock, $.001 par; 30,000,000 shares
      authorized, 2,703,782 and 2,924,389 shares
      issued and outstanding ........................           2,704            2,924
   Additional paid-in capital .......................      16,787,794       16,645,579
   Deficit ..........................................      (8,965,896)      (9,332,696)
                                                         ------------     ------------

Total stockholders' equity ..........................       7,824,602        7,315,807
                                                         ------------     ------------

Total liabilities and stockholders' equity ..........    $ 17,088,609     $ 10,420,144
                                                         ============     ============



          See accompanying notes to consolidated financial statements.



                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           FOR THE YEAR ENDED
                                                              DECEMBER 31,
                                                          1997             1996
                                                      ------------     ------------
Revenues .........................................    $ 23,901,102     $ 15,987,147

Cost of revenues .................................      15,363,522       11,062,494
                                                      ------------     ------------

Gross profit .....................................       8,537,580        4,924,653
                                                      ------------     ------------

Operating expenses:
   Selling, general and administrative ...........       7,022,380        5,032,940
   Depreciation and amortization .................         681,221          498,346
   Provision for doubtful accounts and notes .....          36,000           59,154
                                                      ------------     ------------

Total operating expenses .........................       7,739,601        5,590,440
                                                      ------------     ------------

Income (loss) from operations ....................         797,979         (665,787)

Interest expense, net ............................        (561,342)         (92,685)

Other income, principally settlement of litigation         130,163             --
                                                      ------------     ------------

Net income (loss) ................................         366,800         (758,472)
                                                      ------------     ------------

Earnings (loss) per common share - basic .........    $       0.14     $      (0.32)
                                                      ============     ============

Earnings (loss) per common share - diluted .......    $       0.13     $      (0.32)
                                                      ============     ============



          See accompanying notes to consolidated financial statements.



                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                COMMON STOCK         ADDITIONAL
                                                                      PAID-IN
                                            SHARES        AMOUNT      CAPITAL           DEFICIT           TOTAL
                                          ----------     -------     ------------     -----------     -----------

Amounts at January 1, 1996                 2,245,036     $ 2,245     $ 16,373,737     $(8,574,224)    $ 7,801,758

Common Stock issued in connection
with the acquisition of KISS
    International, Inc.:                     593,940         594             (594)           --              --

Common Stock issued in connection
    with the acquisition of
Midwest Water Technologies, Inc.:              2,762           3            3,967            --             3,970

Conversion of convertible subordinated
    notes to Common Stock:                    67,204          67          247,892            --           247,959

Contribution to Employee Benefit Plan:        15,447          15           20,577            --            20,592

                  Net loss:                     --          --               --          (758,472)       (758,472)
                                          ----------     -------     ------------     -----------     -----------

Amounts at December 31, 1996               2,924,389       2,924       16,645,579      (9,332,696)      7,315,807

Common Stock issued in connection
    with the acquisition of
Midwest Water Technologies, Inc.:              4,750           5            3,825            --             3,830

Warrants issued in connection
    with the acquisition of
The Filtration Systems Division of
    Durco International, Inc.:                  --          --            120,000            --           120,000

Contribution to Employee Benefit Plan:        18,393          18           18,147            --            18,165

Reversion of shares to the Company:         (243,750)       (243)             243            --              --

                  Net income:                   --          --               --           366,800         366,800
                                          ----------     -------     ------------     -----------     -----------


Amounts at December 31, 1997               2,703,782     $ 2,704     $ 16,787,794     $(8,965,896)    $ 7,824,602
                                          ==========     =======     ============     ===========     ===========


           See accompanying notes to consolidated financial statements



                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                FOR THE YEAR ENDED
                                                                   DECEMBER 31,
                                                              1997            1996
                                                           -----------     ---------

OPERATING ACTIVITIES:
Net income (loss) .....................................    $   366,800     $(758,472)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
   Gain on disposal of property and plant .............       (123,518)         --
   Provision for doubtful accounts and notes ..........         36,000        59,154
   Depreciation and amortization ......................        681,221       498,346
   Purchase price adjustments for acquisitions expensed          3,830         3,970
   Pension contribution paid through issuance of
      Common Stock ....................................         18,165        20,592
Changes in assets and liabilities
net of effects of acquired business:
   (Increase) decrease in accounts receivable .........     (2,004,536)      526,906
   Decrease (increase) in costs and estimated
      earnings in excess of billings ..................        271,310      (356,779)
   Decrease in inventory ..............................      1,207,056        46,515
   Decrease (increase) in prepaids and other ..........         69,922      (104,169)
   Decrease in other assets ...........................         48,836        10,886
   Decrease in accounts payable and accrued
      expenses ........................................       (468,488)      (12,703)
                                                           -----------     ---------

Net cash provided by (used in) operating activities ...        106,598       (65,754)
                                                           -----------     ---------

INVESTING ACTIVITIES:
   Payments received on notes receivable ..............         94,800       590,592
   Property and plant disposed of in conjunction with
      Settlement Agreement ............................        150,000          --
   Capital expenditures ...............................       (136,449)     (944,161)
   Payments for acquisition of business, net of cash
      acquired ........................................       (204,031)         --
   Addition to intangible assets ......................           --         (15,327)
                                                           -----------     ---------
Net cash used in investing activities .................        (95,680)     (368,896)
                                                           -----------     ---------

FINANCING ACTIVITIES:
   Proceeds from issuance of notes payable and
      long-term debt ..................................      8,967,522       725,855
   Repayment of notes payable and
      long-term debt ..................................     (8,722,952)     (451,749)
   Payments of deferred loan costs ....................       (161,775)         --
                                                           -----------     ---------
Net cash provided by financing activities .............         82,795       274,106
                                                           -----------     ---------

Net increase (decrease) in cash and cash equivalents ..         93,713      (160,544)
Cash and cash equivalents, beginning of year ..........        561,219       721,763
                                                           -----------     ---------

Cash and cash equivalents, end of year ................    $   654,932     $ 561,219
                                                           ===========     =========



          See accompanying notes to consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BUSINESS

     Aqua Care Systems, Inc. and subsidiaries (the "Company") is engaged in the design, manufacturing, assembly, sales, marketing and distribution of filtration systems and products, flow control systems and products, water filtration and purification products, waste water treatment systems and car wash equipment sales and service. Currently, it provides services and equipment sales and construction and installation of waste water treatment plants for clients in the United States and abroad. For the years ended December 31, 1997 and 1996, export sales, aggregated approximately $3,600,000 and $1,100,000, respectively. At December 31, 1997, substantially all accounts receivable were due from customers within the United States.

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

      INVENTORY

     Inventory consists principally of materials, purchased parts and work in process. Inventory is valued at the lower of cost (first-in, first-out method) or market.

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

      FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist principally of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued expenses and long-term debt. The carrying amounts of such financial instruments as reflected in the consolidated balance sheets approximate their estimated fair value as of December 31, 1997 and 1996. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

      EARNINGS (LOSS) PER SHARE

     Effective December 31, 1997, the Company adopted Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which simplifies the computation of earnings per share and requires the restatement of all prior periods presented.

     Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

     Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an antidilutive effect on diluted earnings per share are excluded from the calculation.

     The weighted average number of common shares outstanding for all periods presented retroactively reflects the effects of the Company's one-for-four reverse stock split which was effected as of February 10, 1998.

      STATEMENTS OF CASH FLOWS

     For purposes of the statements of cash flows, the Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


      NEW ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

     Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

     These new standards are effective for financial statements for periods beginning after December 15,1997 and require comparative financial information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.


2.    ACQUISITION

     In June 1997, the Company, pursuant to an Asset Purchase Agreement, acquired certain assets and assumed certain liabilities of the Filtration Systems Division, ("FSDA"), of Durco International, Inc., formerly known as the Duriron Company, Inc., ("DURCO"). The purchase price for the acquisition of FSDA consisted of the sum of (i) approximately $4,800,000 in cash and notes payable
(ii) approximately $1,200,000 in assumed obligations, and (iii) 100,000 warrants to purchase Common Stock, (62,500 warrants having an exercise price of $4.00 each and 37,500 having an exercise price approximating fair market value of the Company's Common Stock as of the closing date, $2.00, valued at fair value of $61,000). In conjunction with this acquisition, the Company issued 50,000 warrants to purchase Common Stock to Fidelity Funding Financial Group having an exercise price of $2.00 each, valued at fair value of $40,000. The Company incurred approximately $204,000 in acquisition costs and issued 37,500 additional warrants having an exercise price of $2.36, valued at fair value of $19,000. The Company assumed operational control of FSDA on June 1, 1997. FSDA operations include manufacturing and systems integration of fluid filtration and treatment systems and components.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



      The transaction was recorded as follows:

Fair value of net assets acquired                         $ 6,060,941
Costs in excess of net assets acquired                        730,196
Debt and obligations under acquisition agreement           (5,333,300)
Acquisition costs                                            (204,031)
Warrants issued in connection with acquisition                (80,000)
                                                          -----------
Liabilities assumed                                       $ 1,173,806
                                                          ===========


     The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisition had occurred on January 1, 1997 and 1996:


YEAR ENDED DECEMBER 31,                              1997              1996
-------------------------------------------------------------------------------

Revenue                                          $ 29,842,313       $30,729,480
                                                 ============       ===========
Net income (loss)                                $    203,231       $  (643,375)
                                                 ============       ===========
Net income (loss) per common share - basic       $       0.08       $     (0.27)
                                                 ============       ===========
Net income (loss) per common share - diluted     $       0.07       $     (0.27)
                                                 ============       ===========


     The above transaction was accounted for by the purchase method, and accordingly, the results of operations of the acquired business have been included in the accompanying consolidated financial statements from the date the Company assumed operational control of the acquired entity.


3.    CONTRACTS IN PROGRESS


COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS            DECEMBER 31, 1997   DECEMBER 31, 1996
                                                              -----------------   -----------------
Costs and estimated earnings...................                  $1,580,176          $1,114,418
Less billings..................................                  (1,426,733)           (689,665)
                                                                 ----------          ----------

Total..........................................                  $  153,443          $  424,753
                                                                 ==========          ==========



     All receivables on contracts in progress are considered to be collectible within twelve months. Retainages receivable totalling $194,676 and $170,444 are included in accounts receivable at December 31, 1997 and 1996, respectively.

                   AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.    PROPERTY, PLANT AND EQUIPMENT
                                         DECEMBER 31, 1997    DECEMBER 31, 1996
                                         -----------------    -----------------

Land and buildings....................     $ 2,745,427         $   894,633
Machinery and equipment...............       2,267,638             883,239
Furniture and fixtures................         785,428             284,754
Leasehold improvements................          51,314              50,732
Autos and trucks......................          17,906              17,906
                                           -----------           ---------

                                             5,867,713           2,131,264
Less accumulated depreciation.........        (928,511)           (591,778)
                                           -----------         -----------
Net property, plant and equipment.....     $ 4,939,202         $ 1,539,486
                                           ===========         ===========


5.    INTANGIBLE ASSETS
                                          DECEMBER 31, 1997   DECEMBER 31, 1996
                                          -----------------   -----------------

Goodwill............................         $ 5,506,601        $ 4,776,405
License agreement, customer
    list and other .................             149,169            149,169
                                             -----------        -----------

                                               5,655,770          4,925,574
Less accumulated amortization.......          (1,202,854)          (858,366)
                                             -----------        -----------

Net intangible assets...............         $ 4,452,916        $ 4,067,208
                                             ===========        ===========

6.    LONG-TERM DEBT


                                                                              DECEMBER 31, 1997    DECEMBER 31, 1996
                                                                              -----------------    -----------------
Prime plus 2.50%, (11% at December 31, 1997), revolving credit lines, providing for borrowings, subject to certain collateral requirements and loan covenants, of up to $3,500,000 through
June 2000, principally collateralized by accounts receivable
and inventory of FSDA .....................................................      $1,370,620              --

Prime plus 3%, (11.50% at December 31, 1997), note payable, principal and interest payable monthly with an estimated balloon payment of approximately
$400,000 due June 2000, principally collateralized by property and plant
of FSDA ...................................................................       1,162,400              --

Prime plus 3%, (11.50% at December 31, 1997), note payable, principal and interest payable monthly with an estimated balloon payment of approximately
$130,000 due June 2000, principally collateralized by machinery and equipment
of FSDA ...................................................................         417,600              --




                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


18% note payable, principal and interest payable monthly through
May 1998, collateralized by certain of the assets of FSDA .................         250,000              --

11% note payable, principal and interest payable monthly with an estimated balloon payment of approximately $1,250,000 due June
2000, collateralized by all the assets of FSDA ............................        2,321,397             --

10% note payable, principal and interest payable monthly through
November 1998, collateralized by 115,556 restricted, unregistered
shares of the Company's Common Stock ......................................          239,476             --

9.25% mortgage note payable, principal and interest payable monthly with an estimated balloon payment of approximately $360,000 due
June 2001, collateralized by land and building ............................          429,174         444,231

Prime plus 1%, (9.50% at December 31, 1997), notes payable, issued in connection with the acquisition of CWES, payable in equal quarterly principal payments of $40,000, plus interest, through April 1999, principally collateralized by the accounts receivable, inventory and
property and equipment of CWES ............................................          240,000         400,000

9.50% note payable, principal and interest payable monthly through
June 2002, collateralized by substantially all of the assets of GFSI ......           76,714          84,084

Prime plus 2%, mortgage note payable, retired March 1997 ..................             --           124,714
                                                                                  ----------       ---------
                                                                                   6,507,381       1,053,029
Less current maturities....................................................       (2,773,716)      (271,156)
                                                                                  ----------       ---------
Total long-term debt.......................................................       $3,733,665      $  781,873
                                                                                  ==========      ==========


At December 31, 1997, maturities of long-term debt, are:

                     1998                  $2,773,716
                     1999                   1,074,740
                     2000                   2,256,488
                     2001                     390,472
                     2002                      11,965
                                           ----------
                                           $6,507,381
                                           ==========

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  RELATED PARTY BALANCES AND TRANSACTIONS

INDEBTEDNESS TO RELATED PARTY               DECEMBER 31, 1997  DECEMBER 31, 1996
-----------------------------               -----------------  -----------------

10% unsecured notes payable to a former
affiliated entity, matured October 1994......   $ 125,000         $ 125,000
                                                =========         =========

     Interest expense on related party indebtedness aggregated $12,500 for each of the years ended December 31, 1997 and 1996.

8.    INCOME TAXES

     At December 31, 1997 and 1996, the Company has approximately $6,300,000 and $7,100,000, respectively, of net operating loss carryforwards expiring through 2011, for both financial reporting and income tax purposes. Changes in ownership of greater than 50% occurred as a result of the Company's issuances of Common Stock which resulted in an approximate $760,000 annual limitation being imposed upon the future utilization of approximately $4,000,000 of the Company's net operating losses for tax purposes. Realization of the approximate $2,500,000 and $2,750,000 deferred tax asset at December 31, 1997 and 1996, respectively, resulting mainly from the available net operating loss carryforwards, is not considered more likely than not and accordingly, a valuation allowance has been recorded for the full amount of such assets.

     The reconciliation of the effective income tax rate to the Federal and State statutory rate is as follows:

                                                         1997              1996
-------------------------------------------------------------------------------

Federal and State income tax rate                       37.63%             0.0%
Effect of net operating loss carryfoward and
    valuation allowance                                (37.63%)           (0.0%)
                                                        ------             ----
Effective income tax rate                                 0.0%             0.0%
                                                        ======             ====

9.    EQUITY TRANSACTIONS

     (a) On September 12, 1997, the stockholders authorized the Board of Directors to effectuate a one-for-four reverse stock split. The one-for-four reverse split was effected as of February 10, 1998. All share and per share data in the accompanying financial statements reflect the effects of the reverse stock split for all periods presented.

     (b) In connection with the Company's initial public offering, all then holders of shares of the Company's Common Stock and substantially all holders of options to acquire such shares agreed to place into escrow 50% of their Common Stock (243,750 shares) and options to purchase Common Stock (29,063 options). The escrow shares and options were to be released from escrow upon the attainment of specified net income or Common Stock price levels through 1997. Such levels were not attained through December 31, 1997, and as such, the shares reverted to the Company and the options were cancelled.

     (c) At December 31, 1996 the Company has two stock option plans, which are described below. The Company applies APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations in accounting for

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


options granted to employees. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

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

     FASB Statement 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans has been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively: no dividend yield for all years; expected volatility of 50 and 57 to 60 percent, respectively; risk-free interest rates of 5.8 to 6.4 and 5.5 to 6.7 percent for the 1991 Plan options and 5.7 to 6.6 and 6.1 percent for the 1994 Plan options in 1997 and 1996, respectively; and expected lives of 10 years for the 1991 Plan options in 1997 and 1996 and from 7 to 10 and 10 years for the 1994 Plan options in 1997 and 1996, respectively.

     Under the accounting provisions of FASB Statement 123, the Company's net income (loss) and net income (loss) per common share would have been as follows:


                                                    1997             1996
                                                  --------       -----------

      Net income (loss)       As reported         $366,800       $  (758,472)
                              Proforma            $(33,712)      $(1,650,558)

      Net income (loss) per   As reported         $   0.14       $     (0.32)
      common share - basic    Proforma            $  (0.01)      $     (0.70)

      Net income (loss) per   As reported         $   0.13       $     (0.32)
      common share - diluted  Proforma            $  (0.01)      $     (0.70)


     A summary of the status of the Company's two fixed stock option plans as of December 31, 1997 and 1996, and changes during the years ending on those dates is presented below:


                                           DECEMBER 31, 1997           DECEMBER 31, 1996
                                           -----------------           -----------------
                                                     WEIGHTED-AVERAGE             WEIGHTED-AVERAGE
                                            SHARES     EXERCISE PRICE  SHARES      EXERCISE PRICE
                                            ------   ----------------  ------     ----------------

Outstanding at beginning of year            319,521      $   9.96      301,396      $   11.40
Granted                                     270,125      $   2.16      96,500       $    5.48
Forfeited                                   (95,688)     $   8.07      (78,375)     $   11.00
                                            -------                    -------

Outstanding at end of year                  493,958      $   4.00      319,521      $    9.96
                                            =======                    =======

Options exercisable at year-end             200,169      $   6.71      181,148      $   12.36
                                            =======                    =======
Weighted-average fair value of options
 granted during the year                    $  1.48        --           $ 4.04         --
                                            =======                    =======

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The following table summarizes information about fixed stock options outstanding at December 31, 1997.


                  OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
                  -----------------------------------------------------  ----------------------------------
                  NUMBER            WEIGHTED-AVERAGE                     NUMBER
RANGE OF          OUTSTANDING       REMAINING          WEIGHTED-AVERAGE  EXERCISABLE       WEIGHTED-AVERAGE
EXERCISE PRICES   AT 12/31/97       CONTRACTUAL LIFE   EXERCISE PRICE    AT 12/31/97       EXERCISE PRICE
---------------   -----------       ----------------   ----------------  -----------       ----------------

$ 1.64-3.99       413,958             8.2 years           $  1.99          120,169            $  1.64
$ 4.00-15.99       33,750             4.1 years           $ 11.00           33,750            $ 11.00
$16.00-20.00       46,250             2.9 years           $ 16.76           46,250            $ 16.76
                  -------                                                  ------
$ 1.64-20.00      493,958             7.4 years            $ 4.00          200,169            $  6.71
                  =======                                                  ======



     On January 24, 1997, the Board of Directors authorized the repricing of all granted and outstanding options to purchase Common Stock issued pursuant to the 1991 Performance Equity Plan at $0.41 per share, the market price per share of the Company's Common Stock on such date.

     (d) As of December 31, 1997 and 1996, respectively, the Company has reserved an aggregate 2,600,318 and 2,445,685 shares of Common Stock for issuance upon exercise of options and warrants.

     (e) The following reconciles the components of the earnings per share (EPS) computation:


FOR THE YEARS ENDED DECEMBER 31,                                       1997                                           1996
-----------------------------------------------------------------------------------------------------------------------------
                                         INCOME         SHARES       PER-SHARE      LOSS            SHARE           PER-SHARE
                                       (NUMERATOR)   (DENOMINATOR)     AMOUNT    (NUMERATOR)     (DENOMINATOR)        AMOUNT
                                        ---------     -----------    ---------    ---------       -----------       ---------
Earnings (loss) per common share
Net income (loss)                        $366,800      2,692,737        $0.14     $(758,472)      2,369,339          $(0.32)
Effect of Dilutive Securities                                           =====                                        ======
Options                                     --            53,017                      --             --
Warrants                                    --             4,640                      --             --
                                         --------      ---------                   --------       --------
Earnings (loss) per common share -
assuming dilution
Net income (loss)                        $366,800      2,750,394       $0.13     $(758,472)       2,369,339          $(0.32)
                                         ========      =========       =====     =========        =========          ======



     Options to purchase 319,521 shares of common stock at exercise prices ranging from $1.76 to $20.00 per share were not included in the computation of loss per share assuming dilution for 1996 as they would have an antidilutive effect. Options to purchase 327,438 shares of common stock at exercise prices ranging from $2.36 to $20.00 per share were not included in the computation of earnings per share assuming dilution for 1997 because the options exercise prices were greater than the average market price of the common shares for that year. 493,958 options which expire through 2007, are still outstanding at December 31,1997. Warrants to purchase 1,871,565 shares of common stock at exercise prices ranging from $28.68 to $43.04 per share were not included in the computation of loss per common share assuming dilution for 1996 as they would have an antidilutive effect. Warrants to purchase 1,938,698 shares of common stock at exercise prices ranging from $2.36 to $43.04 per share were not included in the computation of earnings per share assuming dilution for 1997 because the warrants exercise prices were greater than the average market price of the common shares for that year. 2,026,198 warrants, which expire at various times through 2007, are still outstanding at December 31, 1997.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



10.   BUSINESS SEGMENTS

     The Company's operations by business segments were as follows:

                             FLUID HANDLING,
                              FILTRATION,
                              PURIFICATION
                             AND WASTE WATER    CAR WASH EQUIPMENT
REVENUES                        TREATMENT        SALES AND SERVICE     CORPORATE        TOTAL
------------------------     ---------------    -------------------   -----------    -----------
1997                          $20,331,164          $3,569,938               --       $23,901,102
1996                          $12,409,843          $3,577,304               --       $15,987,147

OPERATING INCOME (LOSS)
-----------------------
1997                          $ 1,454,497          $  266,634         $ (923,152)    $   797,979
1996                          $   240,405          $   82,163         $ (988,355)    $  (665,787)

IDENTIFIABLE ASSETS
-------------------
1997                          $13,923,041          $1,901,199         $1,264,369     $17,088,609
1996                          $ 7,132,469          $1,989,343         $1,298,332     $10,420,144

DEPRECIATION AND AMORTIZATION
-----------------------------
1997                          $   507,912          $  124,059         $   49,250     $   681,221
1996                          $   332,932          $  118,014         $   47,400     $   498,346

CAPITAL EXPENDITURES
---------------------
1997                          $   109,931          $   10,486         $   16,032     $   136,449
1996                          $    90,173          $   67,132         $  786,856     $   944,161



11.   FINANCING FEES

     The Company offers a retail financing program for the purpose of assisting its subsidiaries' water purification customers (dealers) in obtaining financing through an arrangement with an unrelated lending company. As compensation for its services, the Company receives fees based on amounts financed. Net fees for the years ended December 31, 1997 and 1996 aggregated approximately $779,000 and $692,000, respectively, and are included in revenues.

12.   OTHER INCOME

     On July 22, 1996, the Company filed a complaint against Vincent Spaulding, Robert Langman and Robert Farry, former employees of one of the Company's subsidiaries, in the United States District Court for the Southern District of Florida. The complaint alleged, among other matters, breach of express warranty and specific performance of certain of

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

13.   SUPPLEMENTAL CASH FLOW INFORMATION

     For the years ended December 31, 1997 and 1996, the Company paid $451,932 and $89,319, respectively, for interest. Non-cash investing and financing activities are as follows:

     The Company acquired certain assets and assumed certain liabilities of FSDA during the year ended December 31, 1997. In conjunction with this acquisition, liabilities were assumed as follows:

     Fair value of net assets acquired                   $ 6,060,941
     Costs in excess of net assets acquired                  730,196
     Debt and obligations under acquisition agreement     (5,333,300)
     Acquisition costs                                      (204,031)
     Warrants issued in conneciton with acquisition          (80,000)
                                                         -----------
     Liabilities assumed                                 $ 1,173,806
                                                         ===========

     During January 1996, $247,959 of subordinated convertible notes were converted into 67,204 shares of the Company's Common Stock.

     During 1997, in connection with the acquisition of FSDA, the Company issued 187,500 warrants valued at $120,000.

     During 1997 and 1996, the Company contributed 18,393 and 15,447 shares of restricted Common Stock pursuant to the terms of the Company's 401(k) employee savings and retirement plan valued at $18,165 and $20,592, respectively.

14.   COMMITMENTS AND CONTINGENCIES

     (a) The Company leases vehicles and office/warehouse space under operating leases which expire through 2001. Total rent expense aggregated approximately $237,000 and $394,000, including approximately $110,000 and $145,000 to related parties, for the years ended December 31, 1997 and 1996, respectively.

     Approximate future annual minimum lease payments under operating leases at December 31, 1997 are as follows:


                     1998                  $280,372
                     1999                   209,062
                     2000                    50,023
                     2001                     3,360
                                           --------
                                           $542,817
                                           ========

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

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     (c) In January 1994, the Company adopted a 401(k) employee savings and retirement plan. Under the provisions of the Plan, the Company may elect to match each employee's contribution to the Plan at the rate of 50% in Company Common Stock. The Common Stock is restricted stock and vests over a two year period on a quarterly basis. During 1997 and 1996, the Company contributed 18,393 and 15,447 shares of restricted Common Stock valued at $18,165 and $20,592, respectively.

     (d) The Company is or may become involved in various lawsuits, claims and proceedings in the normal course of its business including those pertaining to product liability, environmental, safety and health, and employment matters. The Company records liabilities when loss amounts are determined to be probable and reasonably estimatable. Insurance recoveries are recorded only when claims for recovery are settled. Although generally the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, management believes, based on facts presently known, that the outcome of such legal proceedings and claims will not have a material adverse effect on the Company's financial position, liquidity, or future results of operations.

15.   SUBSEQUENT EVENTS

     (a) In January 1998, the Company, pursuant to the 401(k) employee savings and retirement plan, contributed 18,232 shares of restricted Common Stock valued at $14,813.

     (b) In January 1998, the Company entered into a non-binding letter of intent in which it endeavors to purchase all the assets and assume certain of the liabilities of Williams Instrument Company, Inc. principally for cash and Common Stock. The acquisition is subject to, among other things, the satisfactory completion of due diligence procedures, financing arrangements and the execution of a definitive purchase agreement by the Company.

     (c) In February 1998, certain employees of the Company were granted options to purchase a total of 30,650 shares of Common Stock at $1.75 per share (market value at the date of grant). The above options expire ten years from the date of grant, and are exercisable one-third each year beginning one year from the date of grant.

                                 EXHIBIT INDEX

EXHIBIT                  DESCRIPTION
-------                  -----------

27.1                 Financial Data Schedule