Form 10QSB
period 1998-03-31
AQUA CARE SYSTEMS INC /DE/
filed 1998-05-14
CIK 910566

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended    MARCH 31, 1998

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

                                                    NUMBER OF SHARES OUTSTANDING

                                                         ON APRIL 30, 1998
                                                    ---------------------------
           CLASS
           -----

Common Stock,  $ .001 Par Value                             2,722,013
                                                            ---------

         Transitional small business disclosure format:

                               Yes [ ]   No [X]

                             AQUA CARE SYSTEMS, INC.


                                 INDEX TO 10-QSB


PART I.   FINANCIAL INFORMATION


          ITEM 1. Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997

                    Consolidated Statements of Operations for the three months ended March 31, 1998 and March 31, 1997

                    Consolidated Statements of Cash Flows for the three months ended March 31, 1998 and March 31, 1997

                    Notes to Consolidated Financial Statements


          ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 1998 and March 31, 1997


PART II.  OTHER INFORMATION


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

         These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the fiscal year ended December 31, 1997, filed with the Securities and Exchange Commission on March 30, 1998.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   (UNAUDITED WITH RESPECT TO MARCH 31, 1998)


                                                             MARCH 31,      DECEMBER 31,
                                                               1998             1997
                                                           ------------     ------------
ASSETS
Current assets

     Cash and cash equivalents ........................    $    299,467     $    654,932
     Accounts receivable, net of allowance
         for doubtful accounts of $144,000 and $135,000       3,906,055        3,398,593
     Costs and estimated earnings in excess of billings         105,350          153,443
     Inventory ........................................       2,359,019        3,007,468
     Current maturities of notes receivable ...........          77,175           77,175
     Prepaids and other ...............................         224,513          109,736
                                                           ------------     ------------

Total current assets ..................................       6,971,579        7,401,347

Property, plant and equipment, net ....................       4,863,519        4,939,202
Intangible assets, net ................................       4,358,510        4,452,916
Notes receivable, less current maturities .............          31,275           51,975
Other assets ..........................................         229,569          243,169
                                                           ------------     ------------

Total assets ..........................................    $ 16,454,452     $ 17,088,609
                                                           ============     ============
LIABILITIES
Current liabilities
     Accounts payable .................................    $  1,432,169     $  1,788,140
     Accrued expenses .................................         946,449          843,486
     Current maturities of long-term debt .............       2,578,910        2,773,716
     Indebtedness to related party ....................         125,000          125,000
                                                           ------------     ------------

Total current liabilities .............................       5,082,528        5,530,342

Long-term debt, less current maturities ...............       3,446,060        3,733,665
                                                           ------------     ------------

Total liabilities .....................................       8,528,588        9,264,007
                                                           ------------     ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par; 5,000,000 shares
         authorized, none outstanding .................            --               --
     Common stock, $.001 par; 30,000,000 shares
         authorized, 2,722,013 and 2,703,782 shares
         issued and outstanding .......................           2,722            2,704
     Additional paid-in capital .......................      16,802,589       16,787,794
     Deficit ..........................................      (8,879,447)      (8,965,896)
                                                           ------------     ------------

Total stockholders' equity ............................       7,925,864        7,824,602
                                                           ------------     ------------

Total liabilities and stockholders' equity ............    $ 16,454,452     $ 17,088,609
                                                           ============     ============



          See accompanying notes to consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     FOR THE THREE MONTHS ENDED
                                                             MARCH 31,
                                                        1998           1997
                                                     -----------    -----------

Revenues .........................................   $ 7,188,777    $ 3,631,701

Cost of revenues .................................     4,500,000      2,435,173
                                                     -----------    -----------

Gross profit .....................................     2,688,777      1,196,528
                                                     -----------    -----------
Operating expenses:
     Selling, general and administrative .........     2,204,711      1,152,858
     Depreciation and amortization ...............       188,208        135,003
     Provision for doubtful accounts and notes ...         9,000          8,000
                                                     -----------    -----------

Total operating expenses .........................     2,401,919      1,295,861
                                                     -----------    -----------

Income (loss) from operations ....................       286,858        (99,333)

Interest expense, net ............................      (200,409)       (23,774)

Other income, principally settlement of litigation          --          133,333
                                                     -----------    -----------

Comprehensive net income .........................   $    86,449    $    10,226
                                                     -----------    -----------

Earnings per common share - basic ................   $      0.03    $      0.00
                                                     ===========    ===========

Earnings per common share - diluted ..............   $      0.03    $      0.00
                                                     ===========    ===========

           See accompanying notes to consolidated financial statements


                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          FOR THE THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              1998           1997
                                                          -----------    -----------
OPERATING ACTIVITIES:
Net income ............................................   $    86,449    $    10,226
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
     Gain on disposal of property and plant ...........          --         (123,518)
     Provision for doubtful accounts and notes ........         9,000          8,000
     Depreciation and amortization ....................       188,208        135,003
     Pension contribution paid through issuance of
        Common Stock ..................................        14,813           --
Changes in assets and liabilities
net of effects of acquired business:
     Increase in accounts receivable ..................      (516,462)      (308,861)
     Decrease in costs and estimated
        earnings in excess of billings ................        48,093        128,236
     Decrease in inventory ............................       648,449         90,243
     Increase in prepaids and other ...................      (114,777)       (75,302)
     Decrease in other assets .........................        13,600         17,124
     Decrease in accounts payable and accrued
        expenses ......................................      (253,008)      (129,365)
                                                          -----------    -----------

Net cash provided by (used in) operating activities ...       124,365       (248,214)
                                                          -----------    -----------

INVESTING ACTIVITIES:
     Payments received on notes receivable ............        20,700         12,000
     Property and plant disposed of in conjunction with
        Settlement Agreement ..........................          --          150,000
     Capital expenditures .............................       (18,119)       (16,119)
     Addition to intangible assets ....................          --          (14,845)
                                                          -----------    -----------

Net cash provided by investing activities .............         2,581        131,036
                                                          -----------    -----------

FINANCING ACTIVITIES:
     Proceeds from issuance of notes payable and
        long-term debt ................................     3,510,334           --
     Repayment of notes payable and
        long-term debt ................................    (3,992,745)       (45,679)
                                                          -----------    -----------

Net cash used in financing activities .................      (482,411)       (45,679)
                                                          -----------    -----------

Net decrease in cash and cash equivalents .............      (355,465)      (162,857)
Cash and cash equivalents, beginning of period ........       654,932        561,219
                                                          -----------    -----------

Cash and cash equivalents, end of period ..............   $   299,467    $   398,362
                                                          ===========    ===========


          See accompanying notes to consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO MARCH 31, 1998 AND 1997)

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

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO MARCH 31, 1998 AND 1997)

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments consist principally of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued expenses and long-term debt. The carrying amounts of such financial instruments as reflected in the consolidated balance sheets approximate their estimated fair value as of March 31, 1998 and December 31, 1997. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

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

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO MARCH 31, 1998 AND 1997)

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

         These new standards are effective for financial statements for periods beginning after December 15, 1997 and require comparative financial information for earlier years to be restated. Due to the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, they may have on future financial statement disclosures.

2.       ACQUISITION

         (a) In June 1997, the Company, pursuant to an Asset Purchase Agreement, acquired certain assets and assumed certain liabilities of the Filtration Systems Division, ("FSDA"), of Durco International, Inc., formerly known as the Duriron Company, Inc., ("DURCO"). The purchase price for the acquisition of FSDA consisted of the sum of (i) approximately $4,800,000 in cash and notes payable
(ii) approximately $1,200,000 in assumed obligations, and (iii) 100,000 warrants to purchase Common Stock, (62,500 warrants having an exercise price of $4.00 each and 37,500 having an exercise price approximating fair market value of the Company's Common Stock as of the closing date, $2.00, valued at fair value of $61,000). In conjunction with this acquisition, the Company issued 50,000 warrants to purchase Common Stock to Fidelity Funding Financial Group having an exercise price of $2.00 each, valued at fair value of $40,000. The Company incurred approximately $204,000 in acquisition costs and issued 37,500 additional warrants having an exercise price of $2.36, valued at fair value of $19,000. The Company assumed operational control of FSDA on June 1, 1997. FSDA operations include manufacturing and systems integration of fluid filtration and treatment systems and components.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO MARCH 31, 1998 AND 1997)

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

3.       CONTRACTS IN PROGRESS

COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS     MARCH 31, 1998   DECEMBER 31, 1997
--------------------------------------------------     --------------   -----------------

Costs and estimated earnings......................      $ 1,604,370        $ 1,580,176
Less billings ....................................       (1,499,020)        (1,426,733)
                                                        -----------        -----------
Total.............................................      $   105,350        $   153,443
                                                        ===========        ===========

         All receivables on contracts in progress are considered to be collectible within twelve months. Retainages receivable totalling $203,162 and $194,676 are included in accounts receivable at March 31, 1998 and December 31, 1997, respectively.


                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO MARCH 31, 1998 AND 1997)

4.       PROPERTY, PLANT AND EQUIPMENT

                                                                     MARCH 31, 1998            DECEMBER 31, 1997
                                                                     --------------            -----------------
Land and buildings................................................... $  2,745,427               $  2,745,427
Machinery and equipment..............................................    2,285,596                  2,267,638
Furniture and fixtures...............................................      785,589                    785,428
Leasehold improvements...............................................       51,314                     51,314
Autos and trucks.....................................................       17,906                     17,906
                                                                      ------------               ------------

                                                                         5,885,832                  5,867,713
Less accumulated depreciation........................................   (1,022,313)                  (928,511)
                                                                      ------------               ------------

Net property, plant and equipment.................................... $  4,863,519               $  4,939,202
                                                                      ============               ============
5.       INTANGIBLE ASSETS
                                                                     MARCH 31, 1998            DECEMBER 31, 1997
                                                                     --------------            -----------------

Goodwill............................................................. $  5,506,601               $  5,506,601
License agreement, customer list and other...........................      149,169                    149,169
                                                                      ------------               ------------

                                                                         5,655,770                  5,655,770
Less accumulated amortization........................................   (1,297,260)                (1,202,854)
                                                                      ------------               ------------

Net intangible assets................................................ $  4,358,510               $  4,452,916
                                                                      ============               ============
6.       LONG-TERM DEBT

                                                                     MARCH 31, 1998            DECEMBER 31, 1997
                                                                     --------------            -----------------
Prime plus 2.50%, (11% at March 31, 1998), revolving credit
lines, providing for borrowings, subject to certain collateral requirements and loan covenants, of up to $3,500,000 through
June 2000, principally collateralized by accounts receivable
and inventory of FSDA..............................................   $  1,268,926               $  1,370,620

Prime plus 3%, (11.50% at March 31, 1998), note payable,
principal and interest payable monthly with an estimated
balloon payment of approximately $400,000 due June 2000,
principally collateralized by property and plant of FSDA .........       1,118,600                  1,162,400

Prime plus 3%, (11.50% at March 31, 1998), note payable,
principal and interest payable monthly with an estimated
balloon payment of approximately $130,000 due June 2000,
principally collateralized by machinery and equipment of FSDA ....         401,400                   417,600




                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO MARCH 31, 1998 AND 1997)

18% note payable, principal and interest payable monthly through
May 1998, collateralized by certain of the assets of FSDA............      100,000                   250,000

11% note payable, principal and interest payable monthly with an estimated balloon payment of approximately $1,250,000 due June
2000, collateralized by all the assets of FSDA.......................    2,261,397                  2,321,397

10% note payable, principal and interest payable monthly through
November 1998, collateralized by 115,556 restricted, unregistered
shares of the Company's Common Stock.................................      176,365                    239,476

9.25% mortgage note payable, principal and interest payable monthly with an estimated balloon payment of approximately $360,000 due
June 2001, collateralized by land and building of ASCI...............      425,049                    429,174

Prime plus 1%, (9.50% at March 31, 1998), notes payable, issued in connection with the acquisition of CWES, payable in equal quarterly principal payments of $40,000, plus interest, through
April 1999, principally collateralized by the accounts receivable,
inventory and property and equipment of CWES.........................      200,000                    240,000

9.50% note payable, principal and interest payable monthly through
June 2002, collateralized by substantially all of the assets of GFSI.       73,233                     76,714
                                                                      ------------               ------------

                                                                         6,024,970                  6,507,381

Less current maturities..............................................   (2,578,910)                (2,773,716)
                                                                      ------------               ------------

Total long-term debt................................................. $  3,446,060               $  3,733,665
                                                                      ============               ============


At December 31, 1997, maturities of long-term debt, are:

                  1998                 $   2,773,716
                  1999                     1,074,740
                  2000                     2,256,488
                  2001                       390,472
                  2002                        11,965
                                       -------------

                                       $   6,507,381
                                       =============


                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO MARCH 31, 1998 AND 1997)

7.            RELATED PARTY BALANCES AND TRANSACTIONS

INDEBTEDNESS TO RELATED PARTY                                 MARCH 31, 1998     DECEMBER 31, 1997
-----------------------------                                 --------------     -----------------

10% unsecured notes payable to a former affiliated

entity, matured October 1994...............................   $     125,000       $     125,000
                                                              =============       =============

         Interest expense on related party indebtedness aggregated $3,125 for each of the three months ended March 31, 1998 and 1997.

8.       INCOME TAXES

         At December 31, 1997 and 1996, the Company had approximately $6,300,000 and $7,100,000, respectively, of net operating loss carryforwards expiring through 2011, for both financial reporting and income tax purposes. Changes in ownership of greater than 50% occurred as a result of the Company's issuances of Common Stock which resulted in an approximate $760,000 annual limitation being imposed upon the future utilization of approximately $4,000,000 of the Company's net operating losses for tax purposes. Realization of the approximate $2,500,000 and $2,750,000 deferred tax asset at December 31, 1997 and 1996, respectively, resulting mainly from the available net operating loss carryforwards, is not considered more likely than not and accordingly, a valuation allowance has been recorded for the full amount of such assets.

         The reconciliation of the effective income tax rate to the Federal and State statutory rate is as follows:

                                                                       1998             1997
---------------------------------------------------------------------------------------------
Federal and State income tax rate                                     37.63%            37.63%
Effect of net operating loss carryfoward and valuation allowance     (37.63%)          (37.63%)
                                                                   ---------         ----------

Effective income tax rate                                               0.0%              0.0%
                                                                  =========          ========

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

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO MARCH 31, 1998 AND 1997)

         (c) At March 31, 1998 the Company has two stock option plans, which are described below. The Company applies APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations in accounting for options granted to employees. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

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

         On January 24, 1997, the Board of Directors authorized the repricing of all granted and outstanding options to purchase Common Stock issued pursuant to the 1991 Performance Equity Plan at $1.64 per share, the market price per share of the Company's Common Stock on such date, adjusted for the reverse split effective February 10, 1998.

         (d) The following reconciles the components of the earnings per share
(EPS) computation:

FOR THE THREE MONTHS ENDED MARCH 31,                                 1998                                           1997
-----------------------------------------------------------------------------------------------------------------------------
                                     INCOME            SHARES        PER-SHARE      INCOME           SHARES         PER-SHARE
                                   (NUMERATOR)     (DENOMINATOR)       AMOUNT    (NUMERATOR)      (DENOMINATOR)      AMOUNT
                                   -----------     -------------     --------    -----------      -------------     ---------
Earnings per common share
Comprehensive net income            $ 86,449         2,722,013         $0.03      $  10,226         2,680,639        $0.00
                                                                        ====                                          ====

Effect of Dilutive Securities
Options                                   --           100,456                          --                --
Warrants                                  --             7,591                          --                --
                                    --------         ---------                    --------         ---------

Earnings per common share -
assuming dilution
Comprehensive net income            $ 86,449         2,830,060         $0.03     $  10,226         2,680,639        $0.00
                                     =======         =========          ====      ========         =========         ====


         (e) During the three months ended March 31, 1998, certain employees of the Company were granted options to purchase a total of 130,650 shares of Common Stock at the market values at the dates of grants. The above options expire ten years from the dates of grants, and are exercisable one-third each year beginning one year from the dates of grants.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO MARCH 31, 1998 AND 1997)

10.      BUSINESS SEGMENTS

         The Company's operations by business segments for the three months ended March 31, 1998 and 1997 were as follows:

                                   FLUID HANDLING,
                                      FILTRATION,
                                     PURIFICATION
                                    AND WASTE WATER              CAR WASH EQUIPMENT
REVENUES                               TREATMENT                  SALES AND SERVICE              CORPORATE            TOTAL
--------                           ----------------              ------------------            -------------      --------------
1998                                $    6,135,821                 $   1,052,956                         --       $    7,188,777
1997                                $    2,657,523                 $     974,178                         --       $    3,631,701

OPERATING INCOME (LOSS)

1998                                $      389,985                 $     141,221               $   (244,348)      $      286,858
1997                                $       73,980                 $      68,435               $   (241,748)      $      (99,333)

IDENTIFIABLE ASSETS

1998                                $   13,448,219                 $   1,853,235               $  1,152,998       $   16,454,452
1997                                $    7,022,030                 $   1,835,887               $  1,273,891       $   10,131,808

DEPRECIATION AND AMORTIZATION

1998                                $      143,658                 $      32,250               $     12,300       $      188,208
1997                                $       91,677                 $      31,014               $     12,312       $      135,003

CAPITAL EXPENDITURES

1998                                $        6,743                 $       5,506               $      5,870       $       18,119
1997                                $       11,671                 $       2,429               $      2,019       $       16,119


11.      FINANCING FEES

         The Company offers a retail financing program for the purpose of assisting its subsidiaries' water purification customers (dealers) in obtaining financing through an arrangement with an unrelated lending company. As compensation for its services, the Company receives fees based on amounts financed. Net fees for the three months ended March 31, 1998 and 1997 aggregated approximately $180,000 and $140,000, respectively, and are included in revenues.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO MARCH 31, 1998 AND 1997)

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

13.      SUPPLEMENTAL CASH FLOW INFORMATION

         For the years ended March 31, 1998 and 1997, the Company paid $187,482 and $24,694, respectively, for interest. Non-cash investing and financing activities are as follows:

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

14.      COMMITMENTS AND CONTINGENCIES

         (a) The Company leases vehicles and office/warehouse space under operating leases which expire through 2001. Total rent expense aggregated approximately $56,000 and $60,000, for the three months ended March 31, 1998 and 1997, respectively.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO MARCH 31, 1998 AND 1997)

         Approximate future annual minimum lease payments under operating leases at December 31, 1997 are as follows:

                     1998                $  280,372
                     1999                   209,062
                     2000                    50,023
                     2001                     3,360
                                         ----------
                                         $  542,817
                                         ==========


         (b) The Company entered into a distribution agreement with Ryko Manufacturing Company ("Ryko"). Under the terms of the agreement, the Company is the exclusive distributor of Ryko car wash equipment in the South Florida region. The distribution agreement provides that the Company sells directly or receives a commission on all Ryko equipment sold within its region. The two year agreement was renewed in July 1997 and remains in place through July 1999.

         (c) In January 1994, the Company adopted a 401(k) employee savings and retirement plan. Under the provisions of the Plan, the Company may elect to match each employee's contribution to the Plan at the rate of 50% in Company Common Stock. The Common Stock is restricted stock and vests over a two year period on a quarterly basis. During the three months ended March 31, 1998, the Company contributed 18,231 shares of restricted Common Stock valued at $14,813.

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

                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB, as well as, the Company's "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 6 of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998 AND 1997

         Presented below are the consolidated results of operations for the Company for the three months ended March 31, 1998 and 1997:

=========================================================================================
                                          THREE MONTHS              THREE MONTHS
                                          ENDED MARCH 31, 1998      ENDED MARCH 31, 1997
=========================================================================================
Revenues                                  $7,188,777                   $3,631,701
-----------------------------------------------------------------------------------------
Cost of revenues                           4,500,000                    2,435,173
-----------------------------------------------------------------------------------------
Gross profit                               2,688,777                    1,196,528
-----------------------------------------------------------------------------------------
Operating expenses                         2,401,919                    1,295,861
-----------------------------------------------------------------------------------------
Income (loss) from operations                286,858                      (99,333)
-----------------------------------------------------------------------------------------
Interest expense, net                       (200,409)                     (23,774)
-----------------------------------------------------------------------------------------
Other income, principally settlement
of litigation                                      --                     133,333
-----------------------------------------------------------------------------------------
Net income                                $   86,449                   $   10,226
=========================================================================================

         Revenues increased by $3,557,076, or 97.9%, from $3,631,701 for the three months ended March 31, 1997, to $7,188,777 for the three months ended March 31, 1998. Of this increase, $3,962,816 was due to the addition of sales of filtration systems and metering pumps generated by the Filtration Systems Division acquired from Durco International, Inc. in June 1997 and a $78,778 increase in sales of car wash machines and ancillary equipment of Car Wash Equipment and Supply, Ryko of South Florida, Inc. Such increases were offset by a $331,325 decrease in sales of municipal, industrial and commercial waste water treatment equipment and waste water treatment plants of Gravity Flow Systems, Inc. and EnviroSystems Supply, Inc. and a $153,193 decrease in sales of commercial and residential water purification products and financing fees earned from KISS International, Inc., Midwest Water Technologies, Inc. and Ditech Systems, Inc.

         Cost of revenues increased by $2,064,827 or 84.8%, from $2,435,173 for the three months ended March 31, 1997, to $4,500,000 for the three months ended March 31, 1998. As a percentage of revenues, these amounts represented 67.1% for 1997 as compared to 62.6% for 1998. The decrease in cost of revenues as a percentage of revenues primarily was due to the addition of the sales of the Filtration Systems Division acquired in June 1997. The cost of revenues of such entity is comprised of lower materials and components costs than the aggregate cost of revenues of the Company's other subsidiaries.

         Gross profit increased $1,492,249 or 124.7% from $1,196,528 for the three months ended March 31, 1997 to $2,688,777 for the three months ended March 31, 1998, which, as a percentage of revenues, represented an increase from 32.9% to 37.4%, respectively, for such periods.

         The Company's operating expenses increased $1,106,058, or 85.4%, from $1,295,861 for the three months ended March 31, 1997 to $2,401,919 for the three months ended March 31, 1998. As a percentage of revenues, these expenses decreased from 35.7% for 1997 to 33.4% for 1998. The $1,106,058 increase was attributable mainly to the addition of $1,233,574 in operating expenses due to the Filtration Systems Division which was purchased in June 1997. This increase was partially offset by the elimination of certain operating expenses of the Company's other subsidiaries, mainly in the expense category of payroll and related expenses ($122,675).

         Interest expense, net increased $176,635 from $23,774 for the three months ended March 31, 1997 to $200,409 for the three months ended March 31, 1998. This increase was mainly attributable to interest expense realized on debt incurred as part of the acquisition of the Filtration Systems Division consummated in June 1997.

         Principally as a result of the factors described above, the Company achieved net income of $86,449 for the three months ended March 31, 1998 as compared to net income of $10,226 earned for the three months ended March 31, 1997, an increase of $76,223.

FINANCIAL CONDITION AND LIQUIDITY

          At March 31, 1998, the Company had $299,467 of cash and cash equivalents, working capital of $1,889,051, assets of $16,454,452, long-term debt, net of current maturities, of $3,446,060 and stockholders' equity of $7,925,864. The Company's operating activities provided $124,365 of cash, principally as a result of a decrease in inventory ($648,449), depreciation and amortization ($188,208) and net income ($86,449); partially offset by an increase in accounts receivable ($516,462), an increase in prepaids and other ($114,777) and a decrease in accounts payable and accrued expenses ($253,008). Investing activities provided $2,581 from payments received on notes receivable ($20,700); offset by capital expenditures ($18,119). Financing activities used $482,411 of cash, due to repayments of notes payable and long-term debt ($3,992,745); offset by net proceeds from issuance of notes payable and long-term debt ($3,510,334).

         Management expects to continue to make acquisitions to expand the Company's markets. As consideration for an acquisition, the Company may issue Common Stock, Preferred Stock, or other securities, notes or cash. Since cash will be required either to consummate acquisitions, or to fund the operations of new or existing businesses, including approximately $2,700,000 of current maturities of long-term debt and indebtedness to related party, management is investigating and pursuing various types of financing that are available to the Company. These include, but are not limited to, private placements, conversion of warrants, secondary offerings, bridge financing, debentures, lines of credit and asset-based loans. While management believes that financing will be available for the Company to not only fund its current operations, but also to fund its acquisition program, there can be no assurances such financing will be on terms reasonably acceptable to the Company.

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

                  None

                  No other Items of Part II are applicable to the Registrant for the period covered by this Quarterly Report on Form 10-QSB.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                          AQUA CARE SYSTEMS, INC.

                                          Registrant




Dated:  May 12, 1998                      /s WILLIAM K. MACKEY
                                          ---------------------
                                          William K. Mackey
                                          Chairman of the Board
                                          President
                                          Chief Executive Officer
                                          Treasurer




Dated:  May 12, 1998                       /s GEORGE J. OVERMEYER
                                           -----------------------
                                           George J. Overmeyer
                                           Corporate Controller

                                 EXHIBIT INDEX

EXHIBIT                           DESCRIPTION

27.1           Financial Data Schedule