Form 10QSB
period 1998-06-30
AQUA CARE SYSTEMS INC /DE/
filed 1998-08-14
CIK 910566

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended       JUNE 30, 1998

[ ]       TRANSITION REPORT UNDER SECTION 13 OR (15d) OF THE EXCHANGE ACT
           For the transition period from ____________ to ____________

                         Commission File Number 0-22434

                             AQUA CARE SYSTEMS, INC.
        (Exact name of small business issuer as specified in its charter)

              DELAWARE                                    13-3615311
      (State or other jurisdiction of                   (IRS Employer
      incorporation or organization)                  Identification No.)

                 11820 N.W. 37TH STREET, CORAL SPRINGS, FL 33065
                    (Address of principal executive offices)

                                 (954) 796-3338
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                            Yes   X       No_____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                    Number of Shares Outstanding

                                                           ON JULY 31, 1998

                  CLASS
Common Stock,  $ .001 Par Value                             2,722,013


         Transitional small business disclosure format:

                            Yes ______     No X

                             AQUA CARE SYSTEMS, INC.

                                 INDEX TO 10-QSB

PART I. FINANCIAL INFORMATION

        ITEM 1. Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997

                  Consolidated Statements of Operations for the three months ended June 30, 1998 and June 30, 1997

                  Consolidated Statements of Operations for the six months ended June 30, 1998 and June 30, 1997

                  Consolidated Statements of Cash Flows for the six months ended June 30, 1998 and June 30, 1997

                  Notes to Consolidated Financial Statements

         ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the six months ended June 30, 1998 and June 30, 1997

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

                                     AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                     (UNAUDITED WITH RESPECT TO JUNE 30, 1998)

                                                                                   JUNE 30,          DECEMBER 31,
                                                                                     1998               1997
                                                                              ------------------   --------------
ASSETS
Current assets
     Cash and cash equivalents................................................$       487,624      $      654,932
     Accounts receivable, net of allowance
         for doubtful accounts of $223,000 and $135,000                             3,321,433           3,398,593
     Costs and estimated earnings in excess of billings                                34,769             153,443
     Inventory................................................................      2,484,859           3,007,468
     Current maturities of notes receivable...................................         77,175              77,175
     Prepaids and other.......................................................        141,391             109,736
                                                                              ---------------      --------------

Total current assets..........................................................      6,547,251           7,401,347

Property, plant and equipment, net............................................      4,809,922           4,939,202
Intangible assets, net........................................................      3,212,064           4,452,916
Notes receivable, less current maturities.....................................         10,575              51,975
Other assets..................................................................        221,938             243,169
                                                                              ---------------      --------------

Total assets..................................................................$    14,801,750      $   17,088,609
                                                                              ===============      ==============

LIABILITIES
Current liabilities
     Accounts payable.........................................................$     1,991,941      $    1,788,140
     Accrued expenses.........................................................      1,264,368             843,486
     Current maturities of long-term debt.....................................      2,495,363           2,773,716
     Indebtedness to related party............................................        125,000             125,000
                                                                              ---------------      --------------

Total current liabilities.....................................................      5,876,672           5,530,342

Long-term debt, less current maturities.......................................      3,158,528           3,733,665
                                                                              ---------------      --------------

Total liabilities.............................................................      9,035,200           9,264,007
                                                                              ---------------      --------------

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENT

STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par; 5,000,000 shares

         authorized, none outstanding.........................................             --                  --
     Common stock, $.001 par; 30,000,000 shares
         authorized, 2,722,013 and 2,703,782 shares
         issued and outstanding...............................................          2,722               2,704
     Additional paid-in capital...............................................     16,802,589          16,787,794
     Deficit..................................................................    (11,038,761)         (8,965,896)
                                                                              ---------------      --------------

Total stockholders' equity....................................................      5,766,550           7,824,602
                                                                              ---------------      --------------

Total liabilities and stockholders' equity....................................$    14,801,750      $   17,088,609
                                                                              ===============      ==============



          See accompanying notes to consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 FOR THE THREE MONTHS ENDED
                                                                           JUNE 30,
                                                                 1998                  1997
                                                            ---------------       ---------------

Revenues................................................... $     6,253,588       $     5,664,002

Cost of revenues...........................................       3,660,683             3,816,900
                                                            ---------------       ---------------

Gross profit...............................................       2,592,905             1,847,102
                                                            ---------------       ---------------

Operating expenses:
     Selling, general and administrative                          3,196,473             1,384,613
     Depreciation and amortization.........................         188,202               151,670
     Provision for doubtful accounts and notes.............         132,814                10,000
     Provision for impairment of intangible assets.........       1,052,039                    --
                                                            ---------------       ---------------

Total operating expenses...................................       4,569,528             1,546,283
                                                            ---------------       ---------------

(Loss) income from operations..............................      (1,976,623)              300,819

Interest expense, net......................................        (182,691)              (69,079)

Other expenses, net........................................              --               (10,982)
                                                            ---------------       ---------------

Comprehensive net (loss) income............................ $    (2,159,314)      $       220,758
                                                            ===============       ===============

(Loss) earnings per common share - basic................... $         (0.79)      $          0.08
                                                            ===============       ===============

(Loss) earnings per common share - diluted................. $         (0.79)      $          0.08
                                                            ==============-       ===============






           See accompanying notes to consolidated financial statements

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  FOR THE SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                  1998                  1997
                                                            ---------------       ---------------

Revenues................................................... $    13,442,365       $     9,295,703

Cost of revenues...........................................       8,160,683             6,252,073

Gross profit...............................................       5,281,682             3,043,630
                                                            ---------------       ---------------

Operating expenses:
     Selling, general and administrative...................       5,401,184             2,537,471
     Depreciation and amortization.........................         376,410               286,673
     Provision for doubtful accounts and notes.............         141,814                18,000
     Provision for impairment of intangible assets.........       1,052,039                    --
                                                            ---------------       ---------------

Total operating expenses...................................       6,971,447             2,842,144
                                                            ---------------       ---------------

(Loss) income from operations..............................      (1,689,765)              201,486

Interest expense, net......................................        (383,100)              (93,008)

Other income, net principally settlement of litigation                   --               122,506
                                                            ---------------       ---------------

Comprehensive net (loss) income............................ $    (2,072,865)      $       230,984
                                                            ===============       ===============

(Loss) earnings per common share - basic................... $         (0.76)      $          0.09
                                                            ===============       ===============

(Loss) earnings per common share - diluted................. $         (0.76)      $          0.09
                                                            ===============       ===============





           See accompanying notes to consolidated financial statements

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  FOR THE SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                  1998                  1997
                                                            ---------------       ---------------
OPERATING ACTIVITIES:
Net (loss) income.......................................... $    (2,072,865)      $       230,984
Adjustments to reconcile net (loss) income to
net cash provided by (used in) operating activities:
     Gain on disposal of property and plant................              --              (123,518)
     Provision for doubtful accounts and notes.............         141,814                18,000
     Provision for impairment of intangible assets.........       1,052,039                    --
     Depreciation and amortization.........................         376,410               286,673
     Pension contribution paid through issuance of
        Common Stock.......................................          14,813                10,416
Changes in assets and liabilities
net of effects of acquired business:
     Increase in accounts receivable.......................         (64,654)           (2,323,600)
     Decrease in costs and estimated
        earnings in excess of billings.....................         118,674                41,377
     Decrease in inventory.................................         522,609             1,244,418
     (Increase) decrease in prepaids and other.............         (31,655)              127,653
     Decrease in other assets..............................          21,231                16,661
     Increase (decrease) in accounts payable and accrued
        expenses...........................................         624,683              (160,130)
                                                            ---------------       ---------------

Net cash provided by (used in) operating activities........         703,099              (631,066)

INVESTING ACTIVITIES:
     Payments received on notes receivable.................          41,400                12,000
     Property and plant disposed of in conjunction with
        Settlement Agreement...............................              --               150,000
     Capital expenditures..................................         (58,317)              (32,283)
     Addition to intangible assets.........................              --               (14,846)
                                                            ---------------       ---------------

Net cash (used in) provided by investing activities........         (16,917)              114,871

FINANCING ACTIVITIES:
     Proceeds from issuance of notes payable and
        long-term debt.....................................       6,849,887               546,756
     Repayment of notes payable and
        long-term debt.....................................      (7,703,377)              (88,119)
                                                            ---------------       ---------------

Net cash (used in) provided by financing activities........        (853,490)              458,637

Net decrease in cash and cash equivalents..................        (167,308)              (57,558)
Cash and cash equivalents, beginning of period.............         654,932               561,219
                                                            ---------------       ---------------

Cash and cash equivalents, end of period                    $       487,624       $       503,661
                                                            ===============       ===============


          See accompanying notes to consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO JUNE 30, 1998 AND 1997)

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

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO JUNE 30, 1998 AND 1997)

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments consist principally of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued expenses and long-term debt. The carrying amounts of such financial instruments as reflected in the consolidated balance sheets approximate their estimated fair value as of June 30, 1998 and December 31, 1997. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

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

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO JUNE 30, 1998 AND 1997)

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

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO JUNE 30, 1998 AND 1997)

         The transaction was recorded as follows:

Fair value of net assets acquired                             $      6,060,941
Costs in excess of net assets acquired                                 730,196
Debt and obligations under acquisition agreement                    (5,333,300)
Acquisition costs                                                     (204,031)
Warrants issued in connection with acquisition                         (80,000)
                                                              ----------------

Liabilities assumed                                           $      1,173,806
                                                              ================

         The above transaction was accounted for by the purchase method, and accordingly, the results of operations of the acquired business have been included in the accompanying consolidated financial statements from the date the Company assumed operational control of the acquired entity.

3.       CONTRACTS IN PROGRESS

COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS           JUNE 30, 1998            DECEMBER 31, 1997
                                                             -------------            -----------------

Costs and estimated earnings.........................        $      53,692              $   1,580,176
Less billings........................................              (18,923)                (1,426,733)
                                                             -------------              -------------

Total................................................        $      34,769              $     153,443
                                                             =============              =============

         All receivables on contracts in progress are considered to be collectible within twelve months. Retainages receivable totalling $226,544 and $194,676 are included in accounts receivable at June 30, 1998 and December 31, 1997, respectively.

4.       PROPERTY, PLANT AND EQUIPMENT

                                                              JUNE 30, 1998            DECEMBER 31, 1997
                                                              -------------            -----------------

Land and buildings....................................       $   2,745,427              $   2,745,427
Machinery and equipment...............................           2,325,794                  2,267,638
Furniture and fixtures................................             785,589                    785,428
Leasehold improvements................................              51,314                     51,314
Autos and trucks......................................              17,906                     17,906
                                                             -------------              -------------

                                                                 5,926,030                  5,867,713
Less accumulated depreciation.........................          (1,116,108)                  (928,511)
                                                             -------------              -------------

Net property, plant and equipment.....................       $   4,809,922              $   4,939,202
                                                             =============              =============

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO JUNE 30, 1998 AND 1997)

5.       INTANGIBLE ASSETS

                                                                      JUNE 30, 1998            DECEMBER 31, 1997
                                                                      -------------            -----------------

Goodwill...........................................................  $   4,201,163              $   5,506,601
License agreement, customer list and other                                      --                    149,169
                                                                     -------------              -------------

                                                                         4,201,163                  5,655,770
Less accumulated amortization......................................       (989,099)                (1,202,854)
                                                                     -------------              -------------

Net intangible assets..............................................  $   3,212,064              $   4,452,916
                                                                     =============              =============

6.       LONG-TERM DEBT

                                                                      JUNE 30, 1998            DECEMBER 31, 1997
                                                                      -------------            -----------------
Prime plus 2.50%, (11% at June 30, 1998), revolving credit
lines, providing for borrowings, subject to certain collateral requirements and loan covenants, of up to $3,500,000 through
June 2000, principally collateralized by accounts receivable
and inventory of FSDA..............................................  $   1,230,140              $   1,370,620

Prime plus 3%, (11.50% at June 30, 1998), note payable,
principal and interest payable monthly with an estimated
balloon payment of approximately $400,000 due June 2000,
principally collateralized by property and plant of FSDA...........      1,074,800                  1,162,400

Prime plus 3%, (11.50% at June 30, 1998), note payable,
principal and interest payable monthly with an estimated
balloon payment of approximately $130,000 due June 2000,
principally collateralized by machinery and equipment of FSDA......        385,200                   417,600

18% note payable, collateralized by certain of the assets of
FSDA, paid off in May 1998.........................................             --                   250,000

11% note payable, principal and interest payable monthly with an estimated balloon payment of approximately $1,250,000 due June
2000, collateralized by all the assets of FSDA.....................      2,201,397                 2,321,397

10% note payable, principal and interest payable monthly
through November 1998, collateralized by 115,556 restricted,
unregistered shares of the Company's Common Stock..................        111,604                   239,476

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO JUNE 30, 1998 AND 1997)

9.25% mortgage note payable, principal and interest payable monthly with an estimated balloon payment of approximately $360,000 due
June 2001, collateralized by land and building of ACSI.............        421,045                   429,174

Prime plus 1%, (9.50% at June 30, 1998), notes payable, issued in connection with the acquisition of CWES, payable in equal quarterly principal payments of $40,000, plus interest, through April 1999, principally collateralized by the accounts receivable,
inventory and property and equipment of CWES.......................        160,000                   240,000

9.50% note payable, principal and interest payable monthly
through June 2002, collateralized by substantially all of the
assets of GFSI.....................................................         69,705                    76,714
                                                                     -------------              -------------

                                                                         5,653,891                  6,507,381

Less current maturities............................................     (2,495,363)                (2,773,716)
                                                                     -------------              -------------

Total long-term debt...............................................  $   3,158,528              $   3,733,665
                                                                     =============              =============


At December 31, 1997, maturities of long-term debt, are:

                               1998                           $   2,773,716
                               1999                               1,074,740
                               2000                               2,256,488
                               2001                                 390,472
                               2002                                  11,965
                                                              -------------
                                                              $   6,507,381
                                                              =============

7.            RELATED PARTY BALANCES AND TRANSACTIONS

INDEBTEDNESS TO RELATED PARTY                                         JUNE 30, 1998            DECEMBER 31, 1997
                                                                      -------------            -----------------
10% unsecured notes payable to a former affiliated
entity, matured October 1994................................         $     125,000              $     125,000
                                                                     =============              =============

         Interest expense on related party indebtedness aggregated $6,250 for each of the six months ended June 30, 1998 and 1997.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO JUNE 30, 1998 AND 1997)

8.       INCOME TAXES

         At December 31, 1997, the Company had approximately $6,300,000 of net operating loss carryforwards expiring through 2011, for both financial reporting and income tax purposes. Changes in ownership of greater than 50% occurred as a result of the Company's issuances of Common Stock which resulted in an approximate $760,000 annual limitation being imposed upon the future utilization of approximately $4,000,000 of the Company's net operating losses for tax purposes. Realization of the approximate $2,500,000 deferred tax asset at December 31, 1997, resulting mainly from the available net operating loss carryforwards, is not considered more likely than not and accordingly, a valuation allowance has been recorded for the full amount of such assets.

         The reconciliation of the effective income tax rate to the Federal and State statutory rate is as follows:

                                                                            1998                      1997
----------------------------------------------------------------------------------------------------------
Federal and State income tax rate                                          37.63%                    37.63%
Effect of net operating loss carryfoward and valuation allowance          (37.63%)                  (37.63%)
                                                                          ------                    ------

Effective income tax rate                                                    0.0%                      0.0%
                                                                          ======                    ======

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

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO JUNE 30, 1998 AND 1997)

         (c) At June 30, 1998 the Company has two stock option plans, which are described below. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for options granted to employees. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

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

         (d) The following reconciles the components of the earnings per share
(EPS) computation:

FOR THE SIX MONTHS ENDED JUNE 30,                                         1998                                               1997
------------------------------------------------------------------------------------------------------------------------------------
                                     LOSS               SHARES             PER-SHARE     INCOME          SHARES            PER-SHARE
                                     (NUMERATOR)        (DENOMINATOR)      AMOUNT        (NUMERATOR)     (DENOMINATOR)     AMOUNT
------------------------------------------------------------------------------------------------------------------------------------
Earnings per common share
Comprehensive net income             $  (2,072,865)       2,722,013        $(0.76)       $ 230,984       2,687,260         $0.09
                                                                           ======

Effect of Dilutive Securities
Options                                         --               --                             --              --
Warrants                                        --               --                             --              --
                                     -------------        ---------                      ---------       ---------

Earnings per common share -
assuming dilution
Comprehensive net income             $  (2,072,865)       2,722,013        $(0.76)       $ 230,984       2,687,260         $0.09
                                     =============        =========        ======        =========       =========         =====


         (e) During the six months ended June 30, 1998, certain employees of the Company were granted options to purchase a total of 130,650 shares of Common Stock at the market values at the dates of the grants. The above options expire ten years from the dates of the grants, and are exercisable one-third each year beginning one year from the dates of the grants.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO JUNE 30, 1998 AND 1997)

10.      BUSINESS SEGMENTS

         The Company's operations by business segments for the six months ended June 30, 1998 and 1997 were as follows:

                                   FLUID HANDLING,
                                      FILTRATION,
                                     PURIFICATION
                                    AND WASTE WATER              CAR WASH EQUIPMENT
REVENUES                               TREATMENT                  SALES AND SERVICE              CORPORATE            TOTAL
--------                           ----------------              ------------------              ---------            -----

1998                                $   11,229,233                 $   2,213,132                         --       $   13,442,365
1997                                $    7,465,110                 $   1,830,593                         --       $    9,295,703

OPERATING INCOME (LOSS)
-----------------------

1998                                $   (1,382,930)                $     290,794               $   (597,629)      $   (1,689,765)
1997                                $      496,087                 $     154,744               $   (449,345)      $      201,486

IDENTIFIABLE ASSETS
-------------------

1998                                $   11,925,358                 $   1,780,962               $  1,095,430       $   14,801,750
1997                                $   14,382,798                 $   1,882,897               $  1,194,164       $   17,459,859

DEPRECIATION AND AMORTIZATION
-----------------------------

1998                                $      287,310                 $      64,500               $     24,600       $      376,410
1997                                $      200,021                 $      62,028               $     24,624       $      286,673

CAPITAL EXPENDITURES
--------------------

1998                                $       38,109                 $      12,693               $      7,515       $       58,317
1997                                $       22,288                 $       7,497               $      2,498       $       32,283


11.      FINANCING FEES

         The Company offers a retail financing program for the purpose of assisting its subsidiaries' water purification customers (dealers) in obtaining financing through an arrangement with an unrelated lending company. As compensation for its services, the Company receives fees based on amounts financed. Net fees for the six months ended June 30, 1998 and 1997 aggregated approximately $385,000 and $328,000, respectively, and are included in revenues.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO JUNE 30, 1998 AND 1997)

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

13.      SUPPLEMENTAL CASH FLOW INFORMATION

         For the six months ended June 30, 1998 and 1997, the Company paid $356,614 and $44,539, respectively, for interest. Non-cash investing and financing activities are as follows:

         The Company acquired certain assets and assumed certain liabilities of FSDA during the year ended December 31, 1997. In conjunction with this acquisition, liabilities were assumed as follows:

Fair value of net assets acquired                         $        6,060,941
Costs in excess of net assets acquired                               730,196
Debt and obligations under acquisition agreement                  (5,333,300)
Acquisition costs                                                   (204,031)
Warrants issued in connection with acquisition                       (80,000)
                                                          ------------------

Liabilities assumed                                       $        1,173,806
                                                          ==================


         During 1997, in connection with the acquisition of FSDA, the Company issued 187,500 warrants valued at $120,000.

14.      COMMITMENTS AND CONTINGENCIES

         (a) The Company leases vehicles and office/warehouse space under operating leases which expire through 2001. Total rent expense aggregated approximately $117,000 and $115,000, for the six months ended June 30, 1998 and 1997, respectively.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO JUNE 30, 1998 AND 1997)

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

         (c) In January 1994, the Company adopted a 401(k) employee savings and retirement plan. Under the provisions of the Plan, the Company may elect to match each employee's contribution to the Plan at the rate of 50% in Company Common Stock. The Common Stock is restricted stock and vests over a two year period on a quarterly basis. During the six months ended June 30, 1998, the Company contributed 18,231 shares of restricted Common Stock valued at $14,813.

         (d) On April 9, 1997 Long Trail Brewing Company filed a complaint against EnviroSystems Supply, Inc., a wholly owned subsidiary of the Company, in Windsor Superior Court in the County of Windsor in the State of Vermont; Docket number S216-5-97Wrcv. The complaint alleges, among other matters, breach of express warranty and specific performance of certain of the parameters of the written agreement for the purchase of a wastewater treatment plant designed to treat the industrial wastewater generated at the Plaintiff's brewing facility. Management believes, based on facts presently known, that if the outcome of such legal proceedings is determined adverse to the Company, such determination could have a material adverse effect on the Company's financial position, liquidity, or future results of operations. As a result, the Company has reserved what it believes to be the potential full amount of exposure in the event of an adverse determination.

         (e) The Company is or may become involved in various lawsuits, claims and proceedings in the normal course of its business including those pertaining to product liability, environmental, safety and health, and employment matters. The Company records liabilities when loss amounts are determined to be probable and reasonably estimatable. Insurance recoveries are recorded only when claims for recovery are settled. Although generally the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, management believes, based on facts presently known, that the outcome of such legal proceedings and claims, other than the proceedings noted in Note 14(d) above, will not have a material adverse effect on the Company's financial position, liquidity, or future results of operations.

15.      SUBSEQUENT EVENT

         During July 1998, the Company received net proceeds of $1,465,847 from the issuance of $1,500,000 in secured subordinated debentures which bear interest at the rate of 12% per year. Such debentures are due June 2003 with no pre-payment penalty. Interest is due and payable on a quarterly basis beginning August 1998. In conjunction with the above noted financing, the Company issued 115,500 warrants to purchase the Company's Common Stock at an exercise price of $2.60 per share. The warrants contain certain call provisions based on the repayment of the debentures and certain market contingencies. Additionally, beginning July 1999 and on each anniversary thereafter that such debentures remain outstanding, the Company has agreed to issue 30,000 warrants with an exercise price equal to the average bid price for the 20 days prior to such anniversary dates.

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

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1998 AND 1997

         Presented below are the consolidated results of operations for the Company for the six months ended June 30, 1998 and 1997:

==========================================================================================================================
                                               SIX MONTHS                            SIX MONTHS
                                               ENDED JUNE 30, 1998                   ENDED JUNE 30, 1997
==========================================================================================================================
Revenues                                       $13,442,365                           $9,295,703
--------------------------------------------------------------------------------------------------------------------------
Cost of revenues                                 8,160,683                            6,252,073
--------------------------------------------------------------------------------------------------------------------------
Gross profit                                     5,281,682                            3,043,630
--------------------------------------------------------------------------------------------------------------------------
Operating expenses, not including
non-recurring charges                            4,996,594                            2,842,144
--------------------------------------------------------------------------------------------------------------------------
Non-recurring charges                            1,974,853                                   --
--------------------------------------------------------------------------------------------------------------------------
Total operating expenses                         6,971,447                            2,842,144
--------------------------------------------------------------------------------------------------------------------------
(Loss) income from operations                   (1,689,765)                             201,486
--------------------------------------------------------------------------------------------------------------------------
Interest expense, net                             (383,100)                             (93,008)
--------------------------------------------------------------------------------------------------------------------------
Other income, net, principally
settlement of litigation                                --                              122,506
--------------------------------------------------------------------------------------------------------------------------
Net (loss) income                              $(2,072,865)                          $  230,984
==========================================================================================================================

         Revenues increased by $4,146,662, or 44.6%, from $9,295,703 for the six months ended June 30, 1997, to $13,442,365 for the six months ended June 30, 1998. Of this increase, $5,096,786 was due to additional sales of filtration systems and metering pumps generated by the Filtration Systems Division acquired from Durco International, Inc. in June 1997, a $382,539 increase in sales of car wash machines and ancillary equipment of Car Wash Equipment and Supply, Ryko of South Florida, Inc. and a $65,390 increase in sales of commercial and residential water purification products and financing fees earned by KISS

International, Inc. Such increases were offset by a $842,263 decrease in sales of municipal, industrial and commercial waste water treatment equipment and waste water treatment plants of Gravity Flow Systems, Inc., ("GFSI"), and EnviroSystems Supply, Inc., ("ESSI"), and a $555,790 decrease in sales of commercial and residential water purification products and financing fees generated by Midwest Water Technologies, Inc., ("MWTI").

         Cost of revenues increased by $1,908,610 or 30.5%, from $6,252,073 for the six months ended June 30, 1997, to $8,160,683 for the six months ended June 30, 1998. As a percentage of revenues, these amounts represented 67.3% for 1997 as compared to 60.7% for 1998. The decrease in cost of revenues as a percentage of revenues primarily was due to the addition of the sales of the Filtration Systems Division acquired in June 1997. The cost of revenues of such entity is comprised of lower materials and components costs than the aggregate cost of revenues of the Company's other subsidiaries.

         Gross profit increased $2,238,052 or 73.5% from $3,043,630 for the six months ended June 30, 1997 to $5,281,682 for the six months ended June 30, 1998, which, as a percentage of revenues, represented an increase from 32.7% to 39.3%, respectively, for such periods.

         The Company's operating expenses increased $4,129,303, or 145.3%, from $2,842,144 for the six months ended June 30, 1997 to $6,971,447 for the six months ended June 30, 1998. As a percentage of revenues, these expenses increased from 30.6% for 1997 to 51.9% for 1998. The $4,129,303 increase includes non-recurring charges of $1,974,853, of which $1,052,039 was due to the permanent impairment of certain of the Company's operating subsidiaries' intangible assets, and $2,154,450 of additional operating expenses mainly attributable to the Filtration Systems Division, ("FSDA"), which was purchased in June 1997. Only one month of operations for FSDA was included in the six months ended June 30, 1997, as opposed to six months included in the six months ended June 30, 1998.

         GFSI has sustained substantial decreases in revenues and backlog mainly due to customer and independent sales representative attrition, employee turnover and new competition from previous affiliates. Although the Company has taken certain actions which it believes will enhance the future performance of GFSI, there are increased risks and diminished expectations associated with expected future operating performance. As such, the Company has recorded a provision for the impairment of intangible assets recorded as part of the acquisition of GFSI in 1994, ($659,041).

         During the second quarter of 1998, pursuant to incurring substantial losses due to increased competition, exhaustion of its entire backlog, the entrance into the market of more efficient, effective products from other entities, ESSI's inability to attract new business and therefore continue to sustain its own operations and management's decision that additional investments in ESSI would not be in the long-term best interest of the Company's shareholders, the operations of ESSI were discontinued. Concurrent with such cessation of ESSI's operations, the Company recorded a provision for the impairment of intangible assets, ($81,207); and provisions for costs to be borne in relation to the shut down, including those for prospective and existing claims and litigation, ($280,000).

         Pursuant to adverse business conditions, including the recent entrance of a new competitor into the market and such competitor's engagement of former employees of MWTI, significant employee turnover and customer loss through the second quarter of 1998, MWTI has sustained continued losses and what the Company believes to be a permanent impairment of the goodwill recorded as part of the acquisition of MWTI in 1995. As a result of such conditions, management has restructured the remaining employee base, eliminated certain unprofitable customers and reduced its product offerings, thus downsizing such entity to compete as a smaller business in higher margin customer niches. In response to the increased risk and diminished expectations associated with the expected future operating performance and prospective claims and litigation involving the previous owner of MWTI, the Company recorded an impairment of intangible assets, ($311,791); and provisions for inventory obsolescence, doubtful accounts and prospective claims and litigation, ($290,000).

         Additionally, the Company recorded a provision for losses which may be incurred related to a claim against a former MWTI customer (dealer) in conjunction with the financing program offered by the Company through an unrelated lending company for the Company's dealers in the residential water filtration and purification business, (See Note 11 in "Notes to Consolidated Financial Statements"). The Company has been notified by the lending company of a claim it has made against such MWTI dealer in the amount of $270,000. Through the financing arrangement, the Company guarantees its dealers' performance associated with the bona fide and proper installation and performance of the Company's water filtration and purification units and indemnifies such lending company against any losses the lending company incurs as a result of claims thereunder, other than those related to credit risk. No claim has yet been asserted against the Company. Although the Company has engaged legal counsel and is still undergoing a determination of all of the facts and circumstances surrounding such claim, it has recorded a reserve of $270,000. Also, the Company expensed previously capitalized amounts relating to the termination of the proposed acquisition of Williams Instrument Company amounting to $82,814, comprised mainly of audit, consulting and legal fees.

         The remainder of the increase in operating expenses was attributable mainly to an additional $2,326,648 in operating expenses due to FSDA which was purchased in June 1997, and as such, only one month of operations were included in the statement of operations for the six months ended June 30, 1997. Six months of FSDA operations are included in the statements of operations for the six months ended June 30, 1998. Such increase noted above was partially offset by the elimination of certain operating expenses of the Company's other subsidiaries, mainly in the expense category of payroll and related expenses, ($176,973).

         Interest expense, net, increased $290,092 from $93,008 for the six months ended June 30, 1997 to $383,100 for the six months ended June 30, 1998. This increase was mainly attributable to interest expense on debt incurred as part of the acquisition of the Filtration Systems Division consummated in June 1997.

         Principally as a result of the factors described above, the Company incurred a net loss of $(2,072,865) for the six months ended June 30, 1998 as compared to net income of $230,984 earned for the six months ended June 30, 1997.

FINANCIAL CONDITION AND LIQUIDITY

         At June 30, 1998, the Company had $487,624 of cash and cash equivalents, working capital of $670,579, assets of $14,801,750, long-term debt, net of current maturities, of $3,158,528 and stockholders' equity of $5,766,550. The Company's operating activities provided $703,099 of cash, principally as a result of the provisions for impairment of intangible assets and doubtful accounts and notes ($1,193,853), an increase in accounts payable and accrued expenses ($624,683), a decrease in inventory ($522,609), depreciation and amortization ($376,410) and a decrease in costs and estimated earnings in excess of billings ($118,674); partially offset by the net loss ($2,072,865) and an increase in accounts receivable ($64,654). Investing activities used $16,917 due to capital expenditures ($58,317); offset by payments received on notes receivable ($41,400). Financing activities used $853,490 of cash, due to repayments of notes payable and long-term debt ($7,703,377); offset by net proceeds from issuance of notes payable and long-term debt ($6,849,887).

         EBITDA, not including the non-recurring charges discussed previously in "Results of Operations", was $661,498 and $610,665 for the six months ended June 30, 1998 and 1997, respectively.

         During July 1998, the Company received net proceeds of $1,465,847 from the issuance of $1,500,000 in secured subordinated debentures which bear interest at the rate of 12% per year. Such debentures are due June 2003 with no pre-payment penalty. Interest is due and payable on a quarterly basis beginning August 1998. In conjunction with the above noted financing, the Company issued 115,500 warrants to purchase the Company's Common Stock at an exercise price of $2.60 per share. The warrants contain certain call provisions based on the repayment of the debentures and certain market contingencies. Additionally, beginning July 1999 and on each anniversary thereafter that such debentures remain outstanding, the Company has agreed to issue 30,000 warrants with an exercise price equal to the average bid price for the 20 days prior to such anniversary dates.

         Management expects to continue to make acquisitions to expand the Company's markets. As consideration for an acquisition, the Company may issue Common Stock, Preferred Stock, or other securities, notes or cash. Since cash may be required either to consummate acquisitions, or to fund the operations of new or existing businesses, including approximately $2,700,000 of current maturities of long-term debt, management may, from time to time, investigate and pursue various types of financing that are available to the Company. These include, but are not limited to, private placements, secondary offerings, bridge financing, debentures, lines of credit and asset-based loans. While management believes that financing will be available for the Company to not only fund its current operations, but also to fund its acquisition program, there can be no assurance such financing will be on terms reasonably acceptable to the Company.

         A portion of the revenues of the Company, particularly through FSDA, have been, and are expected to continue to be, generated from foreign countries. Notwithstanding the fact that the Company expects its foreign contracts to be denominated in U.S. dollars, the Company is subject to the risks associated with fluctuations in the U.S. and foreign currencies and political instability. In particular, if the U.S. dollar increases significantly as compared to foreign currencies, this could adversely impact the ability of the Company to secure orders and generate revenues in foreign countries.

CAPITAL EXPENDITURE REQUIREMENTS

         The Company currently intends to utilize up to $500,000 for the purchase of machinery and equipment, most specifically at FSDA, and to develop a new computer system to be utilized for the transactions of all the Company's subsidiaries. Such new system will be implemented at FSDA first as the Company has an agreement with former owner Flowserve Corporation to utilize its computer system until March 1999.

         The new computer system noted above will use "Year 2000" compliant software. In the event that the Company may maintain part or all of its existing computer systems through the year 2000 and beyond, management is presently in the process of evaluating the conversation of such systems to "Year 2000" compliant software. The Company does not expect the cost of such conversation to be material to its financial condition or results of operations, nor does it anticipate any material disruption in its operations with respect thereto.

         The Company does not presently anticipate any significant additional capital expenditures other than those noted above and those relating to future acquisitions.

INFLATION

         The Company has not been materially affected by the impact of inflation.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On April 9, 1997 Long Trail Brewing Company filed a complaint against EnviroSystems Supply, Inc., a wholly owned subsidiary of the Company, in Windsor Superior Court in the County of Windsor in the State of Vermont; Docket number S216-5-97Wrcv. The complaint alleges, among other matters, breach of express warranty and specific performance of certain of the parameters of the written agreement for the purchase of a wastewater treatment plant designed to treat the industrial wastewater generated at the Plaintiff's brewing facility. Management believes, based on facts presently known, that if the outcome of such legal proceedings is determined adverse to the Company, such determination could have a material adverse effect on the Company's financial position, liquidity, or future results of operations. As a result, the Company has reserved what it believes to be the potential full amount of exposure in the event of an adverse determination.

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

                                                    AQUA CARE SYSTEMS, INC.
                                                    Registrant






Dated:  August 13, 1998                             /s/ William K. Mackey
                                                    ----------------------------
                                                    William K. Mackey
                                                    Chairman of the Board
                                                    President
                                                    Chief Executive Officer
                                                    Treasurer



Dated:  August 13, 1998                             /s/ George J. Overmeyer
                                                    ----------------------------
                                                    George J. Overmeyer
                                                    Corporate Controller

                                 EXHIBIT INDEX


EXHIBIT                             DESCRIPTION
-------                             -----------
  27                        Financial Data Schedule