Form 10QSB
period 1998-09-30
AQUA CARE SYSTEMS INC /DE/
filed 1998-11-06
CIK 910566

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended       SEPTEMBER 30, 1998

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

                                  Yes   X     No
                                      ----       ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                    Number of shares outstanding
           CLASS                                          ON NOVEMBER 6, 1998
           -----                                    ----------------------------

Common Stock,  $ .001 Par Value                             2,800,373


         Transitional small business disclosure format:

                                  Yes         No   X
                                      ----       -----

                             AQUA CARE SYSTEMS, INC.

                                 INDEX TO 10-QSB

PART I.  FINANCIAL INFORMATION

         ITEM 1. Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997

                  Consolidated Statements of Operations for the three months ended September 30, 1998 and September 30, 1997

                  Consolidated Statements of Operations for the nine months ended September 30, 1998 and September 30, 1997

                  Consolidated Statements of Cash Flows for the nine months ended September 30, 1998 and September 30, 1997

                  Notes to Consolidated Financial Statements

         ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the nine months ended September 30, 1998 and September 30, 1997

PART II. OTHER INFORMATION

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

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (UNAUDITED WITH RESPECT TO SEPTEMBER 30, 1998)

                                                                    SEPTEMBER 30,        DECEMBER 31,
                                                                       1998                 1997
                                                                    -------------        ------------
ASSETS
Current assets
     Cash and cash equivalents................................... $       776,862      $      654,932
     Accounts receivable, net of allowance
         for doubtful accounts of $190,500 and $135,000                 4,100,754           3,398,593
     Costs and estimated earnings in excess of billings..........          29,199             153,443
     Inventory...................................................       2,525,285           3,007,468
     Current maturities of notes receivable......................          67,050              77,175
     Prepaids and other..........................................         188,538             109,736
                                                                  ---------------      --------------

Total current assets.............................................       7,687,688           7,401,347

Property, plant and equipment, net...............................       4,908,804           4,939,202
Intangible assets, net...........................................       3,075,026           4,452,916
Notes receivable, less current maturities........................              --              51,975
Other assets.....................................................         217,943             243,169
                                                                  ---------------      --------------

Total assets..................................................... $    15,889,461      $   17,088,609
                                                                  ===============      ==============

LIABILITIES
Current liabilities
     Accounts payable............................................ $     1,762,873      $    1,788,140
     Accrued expenses............................................       1,057,915             843,486
     Current maturities of long-term debt........................       2,844,410           2,773,716
     Indebtedness to related party...............................         125,000             125,000
                                                                  ---------------      --------------

Total current liabilities........................................       5,790,198           5,530,342

Long-term debt, less current maturities..........................       4,123,917           3,733,665
                                                                  ---------------      --------------

Total liabilities................................................       9,914,115           9,264,007
                                                                  ---------------      --------------

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENT

STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par; 5,000,000 shares
         authorized, none outstanding............................              --                  --
     Common stock, $.001 par; 30,000,000 shares
         authorized, 2,800,373 and 2,703,782 shares
         issued and outstanding..................................           2,800               2,704
     Additional paid-in capital..................................      16,850,486          16,787,794
     Deficit.....................................................     (10,877,940)         (8,965,896)
                                                                  ---------------      --------------

Total stockholders' equity.......................................       5,975,346           7,824,602
                                                                  ---------------      --------------

Total liabilities and stockholders' equity....................... $    15,889,461      $   17,088,609
                                                                  ===============      ==============



          See accompanying notes to consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  FOR THE THREE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                  1998                 1997
                                                            ---------------       ---------------
Revenues................................................... $     6,848,610       $     7,372,988

Cost of revenues...........................................       4,261,270             4,684,269
                                                            ---------------       ---------------

Gross profit...............................................       2,587,340             2,688,719
                                                            ---------------       ---------------

Operating expenses:
     Selling, general and administrative...................       2,005,992             2,156,455
     Depreciation and amortization.........................         163,947               185,003
     Provision for doubtful accounts and notes.............          41,609                 9,000
                                                            ---------------         -------------


Total operating expenses...................................       2,211,548             2,350,458
                                                            ---------------       ---------------

Income from operations.....................................         375,792               338,261

Interest expense, net......................................        (214,971)             (217,097)

Other income, net..........................................              --                 4,339
                                                            ---------------       ---------------

Comprehensive net income................................... $       160,821       $       125,503
                                                            ===============       ===============

Earnings per common share - basic.......................... $          0.06       $          0.05
                                                            ===============       ===============

Earnings per common share - diluted........................ $          0.06       $          0.05
                                                            ===============       ===============



           See accompanying notes to consolidated financial statements

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                  FOR THE NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                  1998                  1997
                                                            ---------------       ---------------
Revenues................................................... $    20,290,975       $    16,668,691

Cost of revenues...........................................      12,421,953            10,936,342
                                                            ---------------       ---------------

Gross profit...............................................       7,869,022             5,732,349
                                                            ---------------       ---------------

Operating expenses:
     Selling, general and administrative                          7,407,176             4,693,926
     Depreciation and amortization.........................         540,357               471,676
     Provision for doubtful accounts and notes                      183,423                27,000
     Provision for impairment of intangible assets                1,052,039                    --
                                                            ---------------       ---------------

Total operating expenses...................................       9,182,995             5,192,602
                                                            ---------------       ---------------

(Loss) income from operations..............................      (1,313,973)              539,747

Interest expense, net......................................        (598,071)             (310,105)

Other income, net, principally settlement of litigation....              --               126,845
                                                            ---------------       ---------------

Comprehensive net (loss) income............................ $    (1,912,044)      $       356,487
                                                            ===============       ===============

(Loss) earnings per common share - basic................... $         (0.70)      $          0.13
                                                            ===============       ===============

(Loss) earnings per common share - diluted................. $         (0.70)      $          0.13
                                                            ===============       ===============



           See accompanying notes to consolidated financial statements

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  FOR THE NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                  1998                  1997
                                                            ---------------       ---------------
OPERATING ACTIVITIES:
Net (loss) income.......................................... $    (1,912,044)      $       356,487
Adjustments to reconcile net (loss) income to
net cash used in operating activities:
     Gain on disposal of property and plant................              --              (123,518)
     Provision for doubtful accounts and notes.............         183,423                27,000
     Provision for impairment of intangible assets.........       1,052,039                    --
     Depreciation and amortization.........................         540,357               471,676
     Pension contribution paid through issuance of
        Common Stock.......................................          62,788                13,884
Changes in assets and liabilities
net of effects of acquired business:
     Increase in accounts receivable.......................        (885,584)           (2,514,408)
     Decrease in costs and estimated
        earnings in excess of billings.....................         124,244               156,351
     Decrease in inventory.................................         482,183             1,287,635
     (Increase) decrease in prepaids and other                      (78,802)               87,958
     Decrease in other assets..............................          25,226                17,179
     Increase (decrease) in accounts payable and accrued
        expenses...........................................         189,162              (531,330)
                                                            ---------------       ---------------

Net cash used in operating activities......................        (217,008)             (751,086)
                                                            ---------------       ---------------

INVESTING ACTIVITIES:
     Payments received on notes receivable.................          62,100                29,150
     Property and plant disposed of in conjunction with
        Settlement Agreement...............................              --               150,000
     Capital expenditures..................................        (251,005)              (30,618)
     Addition to intangible assets.........................              --               (14,846)
                                                            ---------------       ---------------

Net cash (used in) provided by investing activities........        (188,905)              133,686
                                                            ---------------       ---------------

FINANCING ACTIVITIES:
     Proceeds from issuance of notes payable and
        long-term debt.....................................      11,957,374             4,631,638
     Repayment of notes payable and
        long-term debt.....................................     (11,429,531)           (4,170,541)
                                                            ---------------       ---------------

Net cash provided by financing activities..................         527,843               461,097
                                                            ---------------       ---------------

Net increase (decrease) in cash and cash equivalents.......         121,930              (156,303)

Cash and cash equivalents, beginning of period.............         654,932               561,219
                                                            ---------------       ---------------

Cash and cash equivalents, end of period................... $       776,862       $       404,916
                                                            ===============       ===============



          See accompanying notes to consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED WITH RESPECT TO SEPTEMBER 30, 1998 AND 1997)

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

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED WITH RESPECT TO SEPTEMBER 30, 1998 AND 1997)

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments consist principally of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued expenses and long-term debt. The carrying amounts of such financial instruments as reflected in the consolidated balance sheets approximate their estimated fair value as of September 30, 1998 and December 31, 1997. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

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

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED WITH RESPECT TO SEPTEMBER 30, 1998 AND 1997)

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

2.       ACQUISITION

         (a) In June 1997, the Company acquired certain assets and assumed certain liabilities of the Filtration Systems Division, ("FSDA"), of Durco International, Inc., formerly known as the Duriron Company, Inc., ("DURCO"). The purchase price for the acquisition of FSDA consisted of the sum of (i) approximately $4,800,000 in cash and notes payable; (ii) approximately $1,200,000 in assumed obligations; and (iii) 100,000 warrants to purchase Common Stock, (62,500 warrants having an exercise price of $4.00 each and 37,500 having an exercise price approximating fair market value of the Company's Common Stock as of the closing date, $2.00, valued at fair value of $61,000). In conjunction with this acquisition, the Company issued 50,000 warrants to purchase Common Stock to its lender having an exercise price of $2.00 each, valued at fair value of $40,000. The Company incurred approximately $204,000 in acquisition costs and issued 37,500 additional warrants having an exercise price of $2.36, valued at fair value of $19,000. The Company assumed operational control of FSDA on June 1, 1997. FSDA operations include manufacturing and systems integration of fluid filtration and treatment systems and components.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED WITH RESPECT TO SEPTEMBER 30, 1998 AND 1997)

         The transaction was recorded as follows:

Fair value of net assets acquired                             $    6,060,941
Costs in excess of net assets acquired                               730,196
Debt and obligations under acquisition agreement                  (5,293,300)
Acquisition costs                                                   (204,031)
Warrants issued in connection with acquisition                      (120,000)
                                                              --------------

Liabilities assumed                                           $    1,173,806
                                                              ==============

         The above transaction was accounted for by the purchase method, and accordingly, the results of operations of the acquired business have been included in the accompanying consolidated financial statements from the date the Company assumed operational control of the acquired entity.

3.       CONTRACTS IN PROGRESS

COSTS AND ESTIMATED EARNINGS IN EXCESS OF BILLINGS                 SEPTEMBER 30, 1998          DECEMBER 31, 1997
--------------------------------------------------                 ------------------          -----------------
Costs and estimated earnings.......................................  $      66,367              $   1,580,176
Less billings......................................................        (37,168)                (1,426,733)
                                                                     -------------              --------------

Total..............................................................  $      29,199              $     153,443
                                                                     =============              =============

         All receivables on contracts in progress are considered to be collectible within twelve months. Retainages receivable totalling $24,133 and $194,676 are included in accounts receivable at September 30, 1998 and December 31, 1997, respectively.

4.       PROPERTY, PLANT AND EQUIPMENT

                                                    SEPTEMBER 30, 1998     DECEMBER 31, 1997
                                                    ------------------     -----------------
Land and buildings..................................  $   2,745,427         $   2,745,427
Machinery and equipment.............................      2,516,175             2,267,638
Furniture and fixtures..............................        785,588               785,428
Leasehold improvements..............................         51,314                51,314
Autos and trucks....................................         17,906                17,906
                                                      -------------         -------------

                                                          6,116,410             5,867,713

Less accumulated depreciation.......................     (1,207,606)             (928,511)
                                                      -------------         -------------

Net property, plant and equipment...................  $   4,908,804         $   4,939,202
                                                      =============         =============

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED WITH RESPECT TO SEPTEMBER 30, 1998 AND 1997)

5.       INTANGIBLE ASSETS

                                                                   SEPTEMBER 30, 1998      DECEMBER 31, 1997
                                                                   ------------------      -----------------
Goodwill...........................................................  $   4,201,163          $   5,506,601
License agreement, customer list and other.........................             --               149,169
                                                                     -------------          -------------


                                                                         4,201,163              5,655,770

Less accumulated amortization......................................     (1,126,137)            (1,202,854)
                                                                     -------------          -------------

Net intangible assets..............................................  $   3,075,026          $   4,452,916
                                                                     =============          =============

6.       LONG-TERM DEBT

                                                                   SEPTEMBER 30, 1998      DECEMBER 31, 1997
                                                                   ------------------      -----------------

12% subordinated secured debentures, interest only payable
quarterly, principal due June 30, 2003, collateralized by
substantially all of the assets of the Company and
its subsidiaries...................................................  $   1,500,000          $          --

Prime plus 2%, (10.5% at September 30, 1998), revolving credit lines, providing for borrowings, subject to certain collateral requirements and loan covenants, of up to $3,500,000 through
June 2000, principally collateralized by accounts receivable
and inventory of FSDA..............................................      1,685,599              1,370,620

Prime plus 2.5%, (11% at September 30, 1998), note payable,
principal and interest payable monthly with an estimated
balloon payment of approximately $400,000 due June 2000,
principally collateralized by property and plant of FSDA...........        987,200              1,162,400

Prime plus 2.5%, (11% at September 30, 1998), note payable,
principal and interest payable monthly with an estimated
balloon payment of approximately $130,000 due June 2000,
principally collateralized by machinery and equipment of FSDA......        352,800                417,600

18% note payable, collateralized by certain of the assets of
FSDA, paid in full in May 1998.....................................             --                250,000

11% note payable, principal and interest payable monthly with an estimated balloon payment of approximately $1,250,000 due June
2000, collateralized by all the assets of FSDA.....................      1,794,499              2,321,397

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED WITH RESPECT TO SEPTEMBER 30, 1998 AND 1997)

10% note payable, principal and interest payable monthly through
November 1998, collateralized by 115,556 restricted, unregistered
shares of the Company's Common Stock...............................  $      45,192              $     239,476

9.25% mortgage note payable, principal and interest payable monthly with an estimated balloon payment of approximately $360,000 due
June 2001, collateralized by land and building of the Company......        416,945                    429,174

Prime plus 1%, (9.5% at September 30, 1998), notes payable, issued in connection with the acquisition of CWES, payable in equal quarterly principal payments of $40,000, plus interest, through
April 1999, principally collateralized by the accounts receivable,
inventory and property and equipment of CWES.......................        120,000                    240,000

9.5% note payable, principal and interest payable monthly through
June 2002, collateralized by substantially all of the assets of GFSI        66,092                     76,714
                                                                     -------------              -------------

                                                                         6,968,327                  6,507,381

Less current maturities............................................     (2,844,410)                (2,773,716)
                                                                     -------------              -------------

Total long-term debt...............................................  $   4,123,917              $   3,733,665
                                                                     =============              =============


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

7.       RELATED PARTY BALANCES AND TRANSACTIONS

INDEBTEDNESS TO RELATED PARTY                                      SEPTEMBER 30, 1998          DECEMBER 31, 1997
-----------------------------                                      ------------------          -----------------
10% unsecured notes payable to a former affiliated
entity, matured October 1994......................................   $     125,000              $     125,000
                                                                     =============              =============

         Interest expense on related party indebtedness aggregated $9,375 for each of the nine months ended September 30, 1998 and 1997.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED WITH RESPECT TO SEPTEMBER 30, 1998 AND 1997)

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

         The reconciliation of the effective income tax rate to the Federal and State statutory rate is as follows:

                                                                            1998                      1997
----------------------------------------------------------------------------------------------------------
Federal and State income tax rate                                          37.63%                    37.63%
Effect of net operating loss carryfoward and valuation allowance          (37.63%)                  (37.63%)
                                                                        ---------                ----------

Effective income tax rate                                                    0.0%                      0.0%
                                                                        ---------                ----------

9.       EQUITY TRANSACTIONS

         (a) On September 12, 1997, the stockholders authorized the Board of Directors to effectuate a one-for-four reverse stock split. The one-for-four reverse split was effected as of February 10, 1998. All share and per share data in the accompanying financial statements reflect the effects of the reverse stock split for all periods presented.

         (b) In connection with the Company's initial public offering in 1993, all then holders of shares of the Company's Common Stock and substantially all holders of options to acquire such shares agreed to place into escrow 50% of their Common Stock (243,750 shares) and options to purchase Common Stock (29,063 options). The escrow shares and options were to be released from escrow upon the attainment of specified net income or Common Stock price levels through 1997. Such levels were not attained through December 31, 1997, and as such, the shares reverted to the Company and the options were cancelled.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED WITH RESPECT TO SEPTEMBER 30, 1998 AND 1997)

         (c) At September 30, 1998 the Company has two stock option plans, which are described below. The Company applies APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations in accounting for options granted to employees. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

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

         (d) During the nine months ended September 30, 1998, certain employees of the Company were granted options to purchase a total of 130,650 shares of Common Stock at the market values at the dates of the grants. The above options expire ten years from the dates of the grants, and vest and are exercisable one-third each year beginning one year from the dates of the grants.

         (e) The following reconciles the components of the earnings per share
(EPS) computation:

FOR THE NINE MONTHS ENDED SEPTEMBER 30,                                   1998                                             1997
------------------------------------------------------------------------------------------------------------------------------------
                                    LOSS                SHARES            PER-SHARE      INCOME          SHARES            PER-SHARE
                                    (NUMERATOR)         (DENOMINATOR)     AMOUNT         (NUMERATOR)     (DENOMINATOR)     AMOUNT
------------------------------------------------------------------------------------------------------------------------------------
Earnings per common share
Comprehensive net income            $  (1,912,044)       2,732,733        $(0.70)         $ 356,487      2,689,158         $0.13
                                                                           =====                                            ====


Effect of Dilutive Securities
Options                                        --               --                               --             --
Warrants                                       --               --                               --             --
                                    -------------        ---------                        ---------      ---------

Earnings per common share -
assuming dilution
Comprehensive net income            $  (1,912,044)       2,732,733        $(0.70)         $ 356,487      2,689,158         $0.13
                                    =============        =========        ======          =========      =========         =====

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED WITH RESPECT TO SEPTEMBER 30, 1998 AND 1997)

10.      BUSINESS SEGMENTS

         The Company's operations by business segments for the nine months ended September 30, 1998 and 1997 were as follows:

                                   FLUID HANDLING,
                                      FILTRATION,
                                     PURIFICATION
                                    AND WASTE WATER              CAR WASH EQUIPMENT
REVENUES                               TREATMENT                  SALES AND SERVICE              CORPORATE            TOTAL
--------                            ---------------              ------------------              ---------            -----
1998                                $   16,845,739                 $   3,445,236                         --       $   20,290,975
1997                                $   13,971,929                 $   2,696,762                         --       $   16,668,691

OPERATING (LOSS) INCOME

1998                                $     (919,934)                $     449,993               $   (844,032)      $   (1,313,973)
1997                                $      999,818                 $     215,222               $   (675,293)      $      539,747

IDENTIFIABLE ASSETS

1998                                $   12,321,370                 $   1,941,335               $  1,626,756       $   15,889,461
1997                                $   14,633,882                 $   1,903,760               $    682,448       $   17,220,090

DEPRECIATION AND AMORTIZATION

1998                                $      406,707                 $      96,750               $     36,900       $      540,357
1997                                $      341,698                 $      93,042               $     36,936       $      471,676

CAPITAL EXPENDITURES

1998                                $      204,808                 $      33,379               $     12,818       $      251,005
1997                                $        8,990                 $       8,830               $     12,798       $       30,618


11.      FINANCING FEES

         The Company offers a retail financing program for the purpose of assisting its subsidiaries' water purification customers (dealers) in obtaining financing through an arrangement with an unrelated lending company. As compensation for its services, the Company receives fees based on amounts financed. Net fees for the nine months ended September 30, 1998 and 1997 aggregated approximately $585,000 and $523,000, respectively, and are included in revenues.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED WITH RESPECT TO SEPTEMBER 30, 1998 AND 1997)

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

13.      SUPPLEMENTAL CASH FLOW INFORMATION

         For the nine months ended September 30, 1998 and 1997, the Company paid $526,563 and $243,987, respectively, for interest. Non-cash investing and financing activities are as follows:

         The Company acquired certain assets and assumed certain liabilities of FSDA during the year ended December 31, 1997. In conjunction with this acquisition, liabilities were assumed as follows:

Fair value of net assets acquired                              $  6,060,941
Costs in excess of net assets acquired                              730,196
Debt and obligations under acquisition agreement                 (5,293,300)
Acquisition costs                                                  (204,031)
Warrants issued in connection with acquisition                     (120,000)
                                                               ------------

Liabilities assumed                                            $  1,173,806
                                                               ============


         During 1997, in connection with the acquisition of FSDA, the Company issued 187,500 warrants valued at $120,000.

14.      COMMITMENTS AND CONTINGENCIES

         (a) The Company leases vehicles and office/warehouse space under operating leases which expire through 2001. Total rent expense aggregated approximately $123,000 and $148,000, for the nine months ended September 30, 1998 and 1997, respectively.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED WITH RESPECT TO SEPTEMBER 30, 1998 AND 1997)

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

         (c) In January 1994, the Company adopted a 401(k) employee savings and retirement plan. Under the provisions of the Plan, the Company may elect to match each employee's contribution to the Plan at the rate of 50% in Company Common Stock. The Common Stock is restricted stock and vests over a two year period on a quarterly basis. During the nine months ended September 30, 1998, the Company contributed 96,591 shares of restricted Common Stock valued at $62,788.

         (d) On April 9, 1997 Long Trail Brewing Company filed a complaint against EnviroSystems Supply, Inc., a wholly owned subsidiary of the Company, in Windsor Superior Court in the County of Windsor in the State of Vermont; Docket number S216-5-97Wrcv. The complaint alleges, among other matters, breach of express warranty and specific performance of certain of the parameters of the written agreement for the purchase of a waste water treatment plant designed to treat the industrial waste water generated at the Plaintiff's brewing facility. Management believes, based on facts presently known, that if the outcome of such legal proceedings is determined adverse to the Company, such determination could have a material adverse effect on the Company's financial position, liquidity, or future results of operations. As a result, the Company has reserved what it believes to be the potential full amount of exposure in the event of an adverse determination.

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

15.      SUBSEQUENT EVENT

         (a) On October 2, 1998, the Company sold substantially all of the net assets of Midwest Water Technologies, Inc. retaining only the accounts receivable. In connection with this sale, the Company realized approximately $200,000 in cash which it in turn used to pay down certain outstanding debt. (See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion.)

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

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

         Presented below are the consolidated results of operations for the Company for the nine months ended September 30, 1998 and 1997:

=======================================================================================================
                                               NINE MONTHS                    NINE MONTHS
                                               ENDED SEPTEMBER 30, 1998       ENDED SEPTEMBER 30, 1997
=======================================================================================================
Revenues                                       $20,290,975                    $16,668,691
-------------------------------------------------------------------------------------------------------
Cost of revenues                                12,421,953                     10,936,342
-------------------------------------------------------------------------------------------------------
Gross profit                                     7,869,022                      5,732,349
-------------------------------------------------------------------------------------------------------
Operating expenses, not including
non-recurring charges                            7,208,142                      5,192,602
-------------------------------------------------------------------------------------------------------
Non-recurring charges                            1,974,853                              --
-------------------------------------------------------------------------------------------------------
Total operating expenses                         9,182,995                      5,192,602
-------------------------------------------------------------------------------------------------------
(Loss) income from operations                   (1,313,973)                       539,747
-------------------------------------------------------------------------------------------------------
Interest expense, net                             (598,071)                      (310,105)
-------------------------------------------------------------------------------------------------------
Other income, net, principally
settlement of litigation                                --                        126,845
-------------------------------------------------------------------------------------------------------
Net (loss) income                              $(1,912,044)                   $   356,487
=======================================================================================================


         Revenues increased by $3,622,284, or 21.7%, from $16,668,691 for the nine months ended September 30, 1997, to $20,290,975 for the nine months ended September 30, 1998. Of this increase, $5,056,470 was due to additional sales of filtration systems and metering pumps generated by the Filtration Systems Division acquired from Durco International, Inc. in June 1997, a $748,474 increase in sales of car wash machines and ancillary equipment of Car Wash Equipment and Supply, Ryko of South Florida, Inc. and a $427,886 increase in sales of commercial and residential water purification products and financing fees earned by KISS

International, Inc. Such increases were offset by a $1,613,056 decrease in sales of municipal, industrial and commercial waste water treatment equipment and waste water treatment plants of Gravity Flow Systems, Inc., ("GFSI"), and EnviroSystems Supply, Inc., ("ESSI"), and a $997,490 decrease in sales of commercial and residential water purification products and financing fees generated by Midwest Water Technologies, Inc., ("MWTI").

         Cost of revenues increased by $1,485,611 or 13.6%, from $10,936,342 for the nine months ended September 30, 1997, to $12,421,953 for the nine months ended September 30, 1998. As a percentage of revenues, these amounts represented 65.6% for 1997 as compared to 61.2% for 1998. The decrease in cost of revenues as a percentage of revenues primarily was due to the addition of the sales of the Filtration Systems Division acquired in June 1997. The cost of revenues of such entity is comprised of lower materials and components costs than the aggregate cost of revenues of the Company's other subsidiaries.

         Gross profit increased $2,136,673 or 37.3% from $5,732,349 for the nine months ended September 30, 1997 to $7,869,022 for the nine months ended September 30, 1998, which, as a percentage of revenues, represented an increase from 34.4% to 38.8%, respectively, for such periods.

         The Company's operating expenses increased $3,990,393, or 76.8%, from $5,192,602 for the nine months ended September 30, 1997 to $9,182,995 for the nine months ended September 30, 1998. As a percentage of revenues, these expenses increased from 31.2% for 1997 to 45.3% for 1998. The $3,990,393 increase includes non-recurring charges of $1,974,853, of which $1,052,039 was due to the permanent impairment of certain of the Company's operating subsidiaries' intangible assets, and $2,015,540 of additional operating expenses mainly attributable to the Filtration Systems Division, ("FSDA"), which was purchased in June 1997. Only four months of operations for FSDA was included in the nine months ended September 30, 1997, as opposed to nine months included in the nine months ended September 30, 1998.

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

         Pursuant to adverse business conditions, including the recent entrance of a new competitor into the market and such competitor's engagement of former employees of MWTI, significant employee turnover and customer loss through the second quarter of 1998, MWTI has sustained continued losses and what the Company believes to be a permanent impairment of the goodwill recorded as part of the acquisition of MWTI in 1995. As a result of such conditions, management restructured the remaining employee base, eliminated certain unprofitable customers and reduced its product offerings, thus downsizing such entity to compete as a smaller business in higher margin customer niches. In response to the increased risk and diminished expectations associated with the expected future operating performance and prospective claims and litigation involving the previous owner of MWTI, the Company recorded an impairment of intangible assets, ($311,791); and provisions for inventory obsolescence, doubtful accounts and prospective claims and litigation, ($290,000). MWTI's net assets were sold in October 1998, (See Note 15(a)).

         Additionally, the Company recorded a provision for losses which may be incurred related to a claim against a former MWTI customer (dealer) in conjunction with the financing program offered by the Company through an unrelated lending company for the Company's dealers in the residential water filtration and purification business, (See Note 11 in "Notes to Consolidated Financial Statements"). The Company has been notified by the lending company of a claim it has made against such MWTI dealer in the amount of $270,000. Through the financing arrangement, the Company guarantees its dealers' performance associated with the bona fide and proper installation and performance of the Company's water filtration and purification units and indemnifies such lending company against any losses the lending company incurs as a result of claims thereunder, other than those related to credit risk. No claim has yet been asserted against the Company. Although the Company has engaged legal counsel and is still undergoing a determination of all of the facts and circumstances surrounding such claim, it has recorded a reserve of $270,000. Also, the Company expensed previously capitalized amounts relating to the termination of the proposed acquisition of Williams Instrument Company amounting to $82,814.

         The remainder of the increase in operating expenses was attributable mainly to an additional $2,067,174 in operating expenses due to FSDA which was purchased in June 1997, and as such, only four months of operations were included in the statement of operations for the nine months ended September 30, 1997. Nine months of FSDA operations are included in the statements of operations for the nine months ended September 30, 1998. Such increase noted above was partially offset by the elimination of certain operating expenses of the Company's other subsidiaries, mainly in the expense category of payroll and related expenses, ($43,928).

         Interest expense, net, increased $287,966 from $310,105 for the nine months ended September 30, 1997 to $598,071 for the nine months ended September 30, 1998. This increase was mainly attributable to interest expense on debt incurred as part of the acquisition of FSDA in June 1997.

         Principally as a result of the factors described above, the Company incurred a net loss of $(1,912,044) for the nine months ended September 30, 1998 as compared to net income of $356,487 earned for the nine months ended September 30, 1997.

FINANCIAL CONDITION AND LIQUIDITY

         At September 30, 1998, the Company had $776,862 of cash and cash equivalents, working capital of $1,897,490, assets of $15,889,461, long-term debt, net of current maturities, of $4,123,917 and stockholders' equity of $5,975,346. The Company's operating activities used $217,008 of cash, principally as a result of the net loss ($1,912,044) and an increase in accounts receivable ($885,584); partially offset by the provisions for impairment of intangible assets and doubtful accounts and notes ($1,235,462), an increase in accounts payable and accrued expenses ($189,162), a decrease in inventory ($482,183), depreciation and amortization ($540,357) and a decrease in costs and estimated earnings in excess of billings ($124,244). Investing activities used $188,905 due to capital expenditures ($251,005); offset by payments received on notes receivable ($62,100). Financing activities provided $527,843 of cash, due to the net proceeds from issuance of notes payable and long-term debt ($11,957,374); offset by repayments of notes payable and long-term debt ($11,429,531).

         EBITDA, not including the non-recurring charges discussed previously in "Results of Operations", was $1,201,237 and $1,138,268 for the nine months ended September 30, 1998 and 1997, respectively.

         During July 1998, the Company received net proceeds of $1,465,847 from the issuance of $1,500,000 in secured subordinated debentures which bear interest at the rate of 12% per year. The Debentures are due June 2003 with no pre-payment penalty. Interest is due and payable on a quarterly basis beginning August 1998. In conjunction with the issuance of the Debentures, the Company issued 115,500 warrants to purchase the Company's Common Stock at an exercise price of $2.60 per share. The warrants contain certain call provisions based on the repayment of the Debentures and certain market contingencies. Additionally, beginning July 1999 and on each anniversary thereafter that the Debentures remain outstanding, the Company has agreed to issue 30,000 warrants with an exercise price equal to the average bid price for the 20 days prior to such anniversary dates. In October 1998, the Company, in conjunction with its sale of MWTI, paid $200,000 of the principal of the Debentures, leaving a principal balance remaining of $1,300,000.

         Management expects to continue to make acquisitions to expand the Company's markets. As consideration for an acquisition, the Company may issue Common Stock, Preferred Stock, or other securities, notes or cash. Since cash may be required either to consummate acquisitions, or to fund the operations of new or existing businesses, including approximately $2,800,000 of current maturities of long-term debt, management may, from time to time, investigate and pursue various types of financing that are available to the Company. These include, but are not limited to, private placements, secondary offerings, bridge financing, debentures, lines of credit and asset-based loans. While management believes that financing will be available for the Company to not only fund its current operations, but also to fund its acquisition program, there can be no assurance such financing will be on terms reasonably acceptable to the Company.

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

CAPITAL EXPENDITURE REQUIREMENTS

         The Company currently intends to utilize up to $500,000 for the purchase of machinery and equipment, most specifically at FSDA, and to develop a new computer system to be utilized by all of the Company's subsidiaries. Such new system will be implemented at FSDA first as the Company has an agreement with its former owner, Durco International, Inc., (n/k/a Flowserve Corporation), to utilize its computer system until March 1999. During the nine months ended September 30, 1998, the Company spent approximately $250,000 on capital expenditures mainly relating to the purchase of machinery and equipment at FSDA.

         The new computer system noted above will use "Year 2000" compliant software. In the event that the Company may maintain part or all of its existing computer systems through the year 2000 and beyond, management is presently in the process of evaluating the conversion of such systems to "Year 2000" compliant software. The Company does not expect the cost of such conversion to be material to its financial condition or results of operations, nor does it anticipate any material disruption in its operations with respect thereto.

         The Company does not presently anticipate any significant additional capital expenditures other than those noted above and those relating to future acquisitions.

INFLATION

         The Company has not been materially affected by the impact of inflation.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On April 9, 1997 Long Trail Brewing Company filed a complaint against EnviroSystems Supply, Inc., a wholly owned subsidiary of the Company, in Windsor Superior Court in the County of Windsor in the State of Vermont; Docket number S216-5-97Wrcv. The complaint alleges, among other matters, breach of express warranty and specific performance of certain of the parameters of the written agreement for the purchase of a waste water treatment plant designed to treat the industrial waste water generated at the Plaintiff's brewing facility. Management believes, based on facts presently known, that if the outcome of such legal proceedings is determined adverse to the Company, such determination could have a material adverse effect on the Company's financial position, liquidity, or future results of operations. As a result, the Company has reserved what it believes to be the potential full amount of exposure in the event of an adverse determination.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On September 11, 1998, the Annual Meeting of Stockholders of Aqua Care Systems, Inc. was held, at which the following actions were taken:

         1. The following shares of Common Stock represented at the Annual Meeting were voted in the election of Directors as follows:

===============================================================================
                        NUMBER VOTING     FOR              WITHHOLD AUTHORITY
-------------------------------------------------------------------------------
William K. Mackey       2,722,013         2,565,020        156,993
-------------------------------------------------------------------------------
Norman J. Hoskin        2,722,013         2,565,045        156,968
-------------------------------------------------------------------------------
James P. Cefaratti      2,722,013         2,565,045        156,968
-------------------------------------------------------------------------------
David K. Lucas          2,722,013         2,565,045        156,968
===============================================================================

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



                                                         AQUA CARE SYSTEMS, INC.
                                                         Registrant





Dated:  November 6, 1998                                 /S/ WILLIAM K. MACKEY
                                                         ---------------------
                                                         William K. Mackey
                                                         Chairman of the Board
                                                         President
                                                         Chief Executive Officer
                                                         Treasurer







Dated:  November 6, 1998                                 /S/ GEORGE J. OVERMEYER
                                                         -----------------------
                                                         George J. Overmeyer
                                                         Corporate Controller

                                 EXHIBIT INDEX


EXHIBIT                                  DESCRIPTION
-------                                  -----------

  27.1                    Financial Data Schedule