Form 10KSB40
period 1998-12-31
AQUA CARE SYSTEMS INC /DE/
filed 1999-03-30
CIK 910566

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10KSB


[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Fiscal Year Ended DECEMBER 31, 1998

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to ___________

                         Commission File Number 0-22434


                             AQUA CARE SYSTEMS, INC.
                 (Name of small business issuer in its charter)

         DELAWARE                                13-3615311
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)

                   11820 NW 37 STREET, CORAL SPRINGS, FL 33065
             (Address of principal executive offices)(Zip Code)

Issuers's telephone number: (954) 796-3338

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

                                TITLE OF CLASSES

                          Common Stock, $.001 par value


                Page 1 of 47, (including pages F-1 through F-21)
                            Index to Exhibits Page 25

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  X                    No ___

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         Issuer's revenues for its most recent fiscal year: $26,449,286

         The aggregate market value of the voting stock held by non-affiliates of the Registrant (computed by reference to the average bid and asked prices of such stock) as of February 28, 1999 was approximately $2,473,979.

         There were 2,827,404 shares of Common Stock, $.001 par value, outstanding at February 28, 1999.

         Transitional Small Business Disclosure Format (check one):

                  Yes _____ ;               No  X

         DOCUMENTS INCORPORATED BY REFERENCE: See Item 13, Exhibits and Reports on Form 8-K, for items incorporated by reference into this Annual Report on Form 10-KSB.

                                     PART I


ITEM 1.           DESCRIPTION OF BUSINESS.

GENERAL

         Aqua Care Systems, Inc., (the "Company" or "ACSI"), is a Florida-based Delaware corporation. ACSI is engaged in the design, engineering, manufacturing, assembly, sales, marketing, distribution and service of filtration systems and products, flow control systems and products, water filtration and purification products, and car wash equipment sales and service.

         The Company has implemented a strategy to focus on the critical fluid handling needs of the process industries. The Company believes there are excellent opportunities for profitable growth in these markets. ACSI's ability to successfully implement its strategy is supported by the acquisition of the metering pump and filtration systems businesses from Durco International, Inc. in June 1997. These businesses focus on providing added value to customers through end user price and quality enhancement by providing specially designed high end products to meet the technically demanding needs in their respective markets. ACSI's plan is to substantially increase its presence in the fluid handling and filtration markets. The Company intends to selectively invest in internal growth and pursue additional acquisitions that may enhance its existing competencies, market presence and overall profitability. Since the acquisition of the metering pump and filtration systems businesses, the Company has increased the emphasis on its respective sales and marketing organizations.

         In addition to the Company's focus on opportunities in the fluid handling business, it continues to provide management services to its other operating subsidiaries. The Company has organized its active, wholly owned subsidiaries into three divisions; (a) industrial and municipal fluid handling and filtration, (b) commercial and residential water filtration and purification and (c) car wash equipment sales and service.

ACQUIRED SUBSIDIARIES

         Since inception, the Company acquired several businesses including Filtration Systems Division of Aqua Care Systems, Inc., ("FSDA"), and Gravity Flow Systems, Inc., ("GFSI"), both in the industrial and municipal fluid handling and filtration markets; KISS International, Inc., ("KISS"), and Di-tech Systems, Inc., ("DTSI"), both engaged in commercial and residential water filtration and purification businesses and Car Wash Equipment & Supply, Ryko of South Florida, Inc., ("CWES"), involved in car wash equipment sales and service.

         The Company will continue to engage in an acquisition program which may result in a substantial change in ACSI's business operations and financial condition. As consideration for any acquisition, in addition to the payment of cash (if any), ACSI may issue notes, common stock, preferred stock or other securities. It is intended that key employees of acquired companies generally will become employees of the subsidiaries and, as such, will hold management positions in such subsidiaries. ACSI does not intend to seek stockholder approval for any acquisitions unless required by applicable laws or regulations.

DISPOSED SUBSIDIARIES

         During the fourth quarter of 1998, the Company sold substantially all of the assets of wholly owned subsidiaries Midwest Water Technologies, Inc. and EnviroSystems Supply, Inc. (See Part II, Item 6 and Note 13(b) and (c) of "Notes to Consolidated Financial Statements" for further discussion.)

OPERATIONS

         INDUSTRIAL AND MUNICIPAL FLUID HANDLING AND FILTRATION.

         FSDA encompasses two operating businesses located in Angola, New York. Other than a shared administrative building, each business has its own separate facilities. The two entities are now managed as a) the Filtration Systems Division, ("FSD"), and b) the Metering Pump Division, ("MPD"). Both divisions primarily serve the industrial and municipal chemical, petrochemical, mining, pulp and paper, oil and gas, food, beverage and water and waste water markets.

         MPD's products add a liquid or gas to another liquid or gas process in precise and reproducible volumetric requirements. MPD's metering pumps are primarily used in the chemical and petro-chemical markets. This entity has three main pump models which are available in numerous configurations. MPD offers one of the market's most recently designed product lines, the development of which was supported by the financial resources of the previous owner. Based on that design advantage, MPD focuses on special application market segments for solutions requiring highly engineered products. Management believes that the growth of its market is driven by general economic growth, as well as industry cost efficiency mandates. MPD sells through regional sales managers primarily to independent representatives, distributors and original equipment manufacturers. The selling effort focuses on both engineering firms who typically purchase large quantities as part of major systems installations and directly to end users. MPD has not historically relied on marketing programs to sell its products, but intends to implement both distributor marketing programs and selective direct marketing.

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

         Filter presses are large, steel-framed structures with pneumatically driven square filter plates used to separate solids from liquids that contain high solids concentration. They are used to dewater sludge, separate chemicals such as dyes and pigments from liquid in industrial applications and in food processing to separate chemicals from liquids. Typically, liquid slurry is pumped into the filter press. The liquid passes through the filter and flows to a discharge port to be captured or disposed of. Pressure from a feed pump forces out more liquid. The solids are compacted into a dry "cake" which is dropped into a handling system. In manufacturing and food processing applications, the solid material captured in dry form can be disposed of at a lower cost or reused.

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

         COMMERCIAL AND RESIDENTIAL WATER FILTRATION AND PURIFICATION.

         The Company owns two operating entities in the residential water filtration and purification industries. KISS, which operates in southern California, is a manufacturer and distributor of water filtration and purification products primarily for residential applications. It owns molds for various major components, such as filter housings, membrane housings and control valves. KISS distributes its products through dealers, distributors and wholesalers throughout the United States and internationally. DTSI, located in the same facility as KISS, produces a line of water purification and ion exchange cartridges that it markets under the Di-tech brand name through dealers and distributors primarily to original equipment manufacturers.

         KISS and DTSI assemble the majority of their product lines. Their products are installed by the Company's dealers or shipped as finished goods to wholesalers and retailers. KISS manufactures and sells its products to dealers who in turn re-sell the products to customers. In most cases KISS and DTSI bundle their respective products into a package and sell such packages as whole house water solutions. ACSI offers consumers financing of their purchases from ACSI's dealers through a third party. In the years ended December 31, 1998 and 1997, ACSI recognized approximately $852,000 and $779,000, respectively, in revenues from this financing activity. Because of the competitive nature of the businesses, the profits from the financing contribute a significant amount to the entities' profits. ACSI does not assume any credit risk in such financings. However, changes in the market for such credit could have a material adverse effect on the businesses. (See Note 12 of "Notes to Consolidated Financial Statements".)

         The Company recorded a provision for probable losses related to a claim against a former MWTI customer (dealer) in conjunction with the financing program offered by the Company through an unrelated lending company for the Company's dealers in the residential water filtration and purification business as noted above. The Company has been notified by the lending company of a claim it has made against such MWTI dealer in the amount of $270,000. Through the financing arrangement, the Company guarantees its dealers' performance associated with the bona fide and proper installation and performance of the Company's subsidiaries' water filtration and purification units and indemnified such lending company against any losses the lending company incurs as a result of claims thereunder, other than those related to credit risk. No claim has yet been asserted against the Company. Although the Company has engaged legal counsel and is still undergoing a determination of all of the facts and circumstances surrounding such claim, it has recorded a reserve for $270,000. (See Note 15(d) of "Notes to Consolidated Financial Statements".)

         CAR WASH EQUIPMENT SALES AND SERVICE.

         CWES is the exclusive distributor in the seven southern counties of Florida for the sale, installation and continuing service contracts of the equipment and supplies of Ryko Manufacturing Company, the largest manufacturer of car wash equipment in the United States. The management of CWES believes that it has in excess of an 80% share of its market of rollover car washes in its territory. CWES' customers include, but are not limited to, certain major national oil companies, independently owned and operated gasoline distributorships and car wash companies.

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

INSURANCE

         The Company maintains limited product liability insurance. ACSI has not had a successful significant product liability claim asserted against it since inception. A substantial products liability claim, determined adverse to ACSI, could have a material adverse effect on the Company's operations and financial condition.

BUSINESS SEGMENT INFORMATION

         ACSI's operations consist of three business segments, other than holding company expenses, for financial reporting purposes; a) industrial and municipal fluid handling and filtration, b) commercial and residential water filtration and purification and c) car wash equipment sales and service. (See
Note 11 of "Notes to Consolidated Financial Statements" for a summary of selected consolidated information for such business segments for the years ended December 31, 1998 and 1997.)

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

EMPLOYEES

         As of February 28, 1999, ACSI and its subsidiaries had 133 full-time employees, including one executive officer, 21 managerial and administrative personnel, 12 design and engineering personnel, 67 manufacturing, assembly, installation and service personnel, and 32 sales and telemarketing personnel.

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

ITEM 2.           DESCRIPTION OF PROPERTY.

         In connection with the acquisition of FSDA in June 1997, the Company purchased approximately 60 acres of land and three buildings encompassing approximately 110,000 square feet in Angola, New York. The buildings are comprised of a) the manufacturing and assembly facility for the filtration products group, (approximately 70,000 square feet), b) the manufacturing and assembly, engineering and administrative facilities of the metering pump group and the administrative and sales offices of GFSI, (approximately 30,000 square feet), and c) the administrative office building which contains divisional management and purchasing, sales and engineering for the filtration operations, (approximately 10,000 square feet). The above noted properties are encumbered by a mortgage covering the land and buildings securing a note bearing interest at prime plus 2.5%, (10.25% at December 31, 1998). The note is payable, principal and interest monthly, with an estimated balloon payment of approximately $400,000 due June 2000. The note balance as of December 31, 1998 was $899,600.

         ACSI purchased land and a building in Coral Springs, Florida in July 1996. Such facility encompasses approximately 18,000 square feet of office and warehouse area and houses ACSI's corporate office, as well as the entire operations and administration of CWES. The property is encumbered by a first mortgage lien covering the land and building. The secured note bears interest at the fixed rate of 9.25% and is payable, principal and interest monthly, with an estimated balloon payment of approximately $360,000 due June 2001. The mortgage balance at December 31, 1998 was $412,642.

         The Company leases a facility encompassing 17,000 square feet in Vista, California which contains the offices, warehouse and manufacturing/assembly facilities of KISS and DTSI. Such property is leased through July 2002 from a non-affiliated, third party. The Company's monthly lease expense for the above noted property approximates $10,000.

         The Company believes that its premises are adequate to permit it and its subsidiaries to conduct their businesses as they are currently conducted for the reasonably foreseeable future.

ITEM 3.           LEGAL PROCEEDINGS.

         On April 9, 1997 Long Trail Brewing Company filed a complaint against EnviroSystems Supply, Inc., a wholly owned subsidiary of the Company, in Windsor Superior Court in the County of Windsor in the State of Vermont; Docket number S216-5-97Wrcv. The complaint alleges, among other matters, breach of express warranty and specific performance of certain of the parameters of the written agreement for the purchase of a waste water treatment plant designed to treat the industrial waste water generated at the Plaintiff's brewing facility. Management believes, based on facts presently known, that if the outcome of such legal proceedings is determined adverse to the Company, such determination could have a material adverse effect on the Company's financial position, liquidity, or future results of operations. The Company has provided for the estimated probable loss in connection with this matter.

         The Company is or may become involved in various lawsuits, claims and proceedings in the normal course of its business including those pertaining to product liability, environmental, safety and health, and employment matters. The Company records liabilities when loss amounts are determined to be probable and reasonably estimatable. Insurance recoveries are recorded only when claims for recovery are settled. Although generally the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, management believes, based on facts presently known, that the outcome of such legal proceedings and claims, other than those previously disclosed, will not have a material adverse effect on the Company's financial position, liquidity, or future results of operations.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1998 to a vote of security holders of the Company, through the solicitation of proxies, or otherwise.

                                     PART II


ITEM 5.           MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS.

         On September 12, 1997 at the Annual Meeting of Stockholders of Aqua Care Systems, Inc., the Stockholders authorized the Company to effect a one for four reverse stock split of all of the issued and outstanding Common Stock of the Company. The reverse split was effected on February 10, 1998. As such, all issued and outstanding Common Stock as of such date, 10,888,050, were reduced to 2,722,013 without a commensurate increase in the par value of the Common Stock. The reverse stock split did not alter the number of authorized shares of the Company's capital stock, which remains at 35,000,000, consisting of 30,000,000 shares of Common Stock and 5,000,000 shares of Preferred Stock. Additionally, all of the Company's issued and outstanding options and warrants to purchase Common Stock have been reduced by the one for four reverse stock split and exercise prices were proportionately adjusted upward. All share and per share amounts contained in this Form 10- KSB have been retroactively adjusted for the reverse stock split.

         The Company's Common Stock is traded and quoted under the symbol AQCR on The Nasdaq SmallCap Market ("Nasdaq"). The Company's Class A Warrants and Class B Warrants which were traded and quoted on Nasdaq under the symbols AQCRW and AQCRZ, respectively, expired as of October 14, 1998. Accordingly, Units including one Class A Warrant and one Class B Warrant previously traded and quoted on Nasdaq under the symbol AQCRU ceased trading as of October 14, 1998. The following table sets forth the high and low bid prices for the Common Stock, as quoted on Nasdaq, for the periods indicated, as adjusted for the Company's one for four reverse stock split which became effective February 10, 1998. Quotations are interdealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

                                                         Common Stock
                                                         High     Low
                                                         ----     ---
             Quarter ended
               March 31, 1997                            $3       $1-1/2
               June 30, 1997                             $3       $1-1/2
               September 30, 1997                        $3       $1-3/4
               December 31, 1997                         $2-5/8   $1-5/8
               March 31, 1998                            $3-5/16  $1-7/16
               June 30, 1998                             $3-21/32 $2-1/2
               September 30, 1998                        $2-9/16  $15/32
               December 31, 1998                         $1-5/8   $19/32

             Period ended
               February 28, 1999                         $1-3/8   $3/4

          The Company had 66 owners of record and, it believes, in excess of 1,500 beneficial owners of its Common Stock as of February 28, 1999.

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

BUSINESS PLAN

          The Company was formed for the purpose of pursuing acquisitions, primarily in the non- chemical waste water treatment and water filtration and purification industries. It has since expanded its pursuit of acquisitions to include the fluid handling and filtration and car wash equipment markets. The Company is a holding company which, through its subsidiaries, operates businesses that it has acquired with the intent to build an integrated fluid handling, filtration and purification equipment manufacturing, distribution and service entity. The Company desires to offer a variety of products and technologies through its acquisitions of companies, assets or businesses, which will provide added value to customers through end user price and quality enhancement by providing specially designed high end products to meet the technically demanding needs in their respective markets. The Company intends to selectively invest in internal growth and pursue additional acquisitions that may enhance its existing competencies, market presence and overall profitability.

          As a result of acquisitions, the Company's revenues have gradually increased. In achieving this growth, the Company has expended significant cash in making the acquisitions and developing the operations of its wholly-owned subsidiaries. In this connection, see "Financial Condition and Liquidity" below.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 1998 AND 1997

          Presented below are the condensed consolidated results of operations for the Company for the years ended December 31, 1998 and 1997:

                                                     Year ended                            Year ended
                                                     December 31, 1998                     December 31, 1997
                                                     -----------------                     -----------------
Revenues                                             $  26,449,286                         $ 23,901,102
Cost of revenues                                        16,362,350                           15,363,522
                                                        ----------                           ----------

Gross profit                                            10,086,936                            8,537,580
Operating expenses                                      12,076,625                            7,739,601
                                                        ----------                            ---------

(Loss) income from operations                           (1,989,689)                             797,979
Interest expense, net                                     (857,344)                            (561,342)
Other income                                               150,000                              130,163
                                                        ----------                           ----------

Net (loss) income                                    $  (2,697,033)                        $    366,800
                                                        ==========                           ==========

(Loss) earnings per common share - basic             $       (0.98)                        $       0.14
                                                        ==========                           ==========

(Loss) earnings per common share - diluted           $       (0.98)                        $       0.13
                                                        ==========                           ==========

         Revenues increased by $2,548,184, or 10.7%, from $23,901,102 for the year ended December 31, 1997, to $26,449,286 for the year ended December 31, 1998. Of this increase, $4,579,724 was due to additional sales of filtration systems and metering pumps generated by the Filtration Systems Division acquired from Durco International, Inc. in June 1997, along with a $1,174,013 increase in sales of car wash machines and ancillary equipment of Car Wash Equipment and Supply, Ryko of South Florida, Inc. and a $695,758 increase in sales of commercial and residential water purification products and financing fees earned by KISS International, Inc. Such increases were offset by a $2,080,851 decrease in sales of municipal, industrial and commercial waste water treatment equipment and waste water treatment plants of Gravity Flow Systems, Inc., ("GFSI"), and EnviroSystems Supply, Inc., ("ESSI"), and a $1,820,460 decrease in sales of commercial and residential water purification products and financing fees generated by Midwest Water Technologies, Inc., ("MWTI"). ESSI and MWTI ceased operations in the second and third quarters of 1998, respectively. On a consolidated basis, revenues have continued to increase since inception in 1990. Management regularly attempts to enhance revenues through acquisitions as well as augmentation of its current businesses. Significant resources have been, and will continue to be, utilized in order to further advance the Company's subsidiaries' channels to, and overall presence in, their markets.

          Cost of revenues increased by $998,828 or 6.5%, from $15,363,522 for the year ended December 31, 1997, to $16,362,350 for the year ended December 31, 1998. As a percentage of revenues, these amounts represented 64.3% for 1997 as compared to 61.9% for 1998. The decrease in cost of revenues as a percentage of revenues primarily was due to the addition of the sales of the Filtration Systems Division acquired in June 1997. The cost of revenues of such entity is comprised of lower materials and components costs than the aggregate cost of revenues of the Company's other subsidiaries.

          Gross profit increased $1,549,356 or 18.1% from $8,537,580 for the year ended December 31, 1997 to $10,086,936 for the year ended December 31, 1998, which, as a percentage of revenues, represented an increase from 35.7% to 38.1%, respectively, for such periods.

          The Company's operating expenses increased $4,337,024, or 56.0%, from $7,739,601 for the year ended December 31, 1997 to $12,076,625 for the year ended December 31, 1998. As a percentage of revenues, these expenses increased from 32.4% for 1997 to 45.7% for 1998. The $4,337,024 increase includes non-recurring charges of $1,974,851, of which $1,052,039 was due to the permanent impairment of certain of the Company's operating subsidiaries' intangible assets related to GFSI, ESSI and MWTI and $922,812 consisted of provisions for doubtful accounts and existing claims and litigation and costs incurred relating to the termination of a proposed acquisition, as described below. The balance of the above noted increase is comprised of $2,362,173 in additional operating expenses mainly attributable to the Filtration Systems Division, ("FSDA"), which was purchased in June 1997. Only seven months of operations for FSDA were included in the year ended December 31, 1997, as opposed to twelve months included in the year ended December 31, 1998. Management evaluates operating expenses on a regular basis, and as such, adjusts resources allocated to cover such expenses. Optimum levels of operating expenses are targeted and adjusted according to business levels in order to provide maximum efficiency and effectiveness.

          GFSI has sustained substantial decreases in revenues and backlog mainly due to customer and independent sales representative attrition, employee turnover and new competition from previous affiliates. Although the Company has taken certain actions which it believes will enhance the future performance of GFSI, there are increased risks and diminished expectations associated with expected future operating performance. As such, based upon future cash flow projections, the Company has recorded a provision for the impairment of intangible assets recorded as part of the acquisition of GFSI in 1994, ($659,041).

          During the second quarter of 1998, pursuant to incurring substantial losses due to increased competition, exhaustion of its entire backlog, the entrance into the market of more efficient, effective products from other entities, ESSI's inability to attract new business and therefore continue to sustain its own operations and management's decision that additional investments in ESSI would not be in the long-term best interest of the Company's shareholders, the operations of ESSI were discontinued. Concurrent with such cessation of ESSI's operations, the Company recorded a provision for the impairment of intangible assets, ($81,207); and provisions for costs to be borne in relation to the shut down, including those for doubtful accounts and existing claims and litigation, ($280,000). ESSI's net assets were sold in December 1998, (See Note 13(c) in "Notes to Consolidated Financial Statements").

          Pursuant to adverse business conditions, including the recent entrance of a new competitor into the market and such competitor's engagement of former employees of MWTI, significant employee turnover and customer loss through the second quarter of 1998, MWTI has sustained continued losses and what the Company believes to be a permanent impairment of the goodwill recorded as part of the acquisition of MWTI in 1995. As a result of such conditions, management restructured the remaining employee base, eliminated certain unprofitable customers and reduced its product offerings, thus downsizing such entity to compete as a smaller business in higher margin customer niches. In response to the increased risk and diminished expectations associated with the expected future operating performance and claims involving the previous owner of MWTI, the Company recorded an impairment of intangible assets, ($311,791); and provisions for costs to be borne in relation to the shut down, including those for doubtful accounts, ($290,000). MWTI's net assets were sold in October 1998, (See Note 13(b) in "Notes to Consolidated Financial Statements").

         Additionally, the Company recorded a provision for probable losses related to a claim against a former MWTI customer (dealer) in conjunction with the financing program offered by the Company through an unrelated lending company for the Company's dealers in the residential water filtration and purification business, (See Note 12 in "Notes to Consolidated Financial Statements"). The Company has been notified by the lending company of a claim it has made against such MWTI dealer in the amount of $270,000. Through the financing arrangement, the Company guarantees its dealers' performance associated with the bona fide and proper installation and performance of the Company's water filtration and purification units and indemnifies such lending company against any losses the lending company incurs as a result of claims thereunder, other than those related to credit risk. No claim has yet been asserted against the Company. Although the Company has engaged legal counsel and is still undergoing a determination of all of the facts and circumstances surrounding such claim, it has recorded a reserve of $270,000. Also, the Company expensed previously capitalized amounts relating to the termination of the proposed acquisition of Williams Instrument Company amounting to $82,814.

          Interest expense, net, increased $296,002 from $561,342 for the year ended December 31, 1997 to $857,344 for the year ended December 31, 1998. This increase was mainly attributable to interest expense on debt incurred as part of the acquisition of FSDA in June 1997 and additional debt incurred primarily for working capital needs in July 1998.

          Principally as a result of the factors described above, the Company incurred a net loss of $(2,697,033) for the year ended December 31, 1998 as compared to net income of $366,800 earned for the year ended December 31, 1997.

FINANCIAL CONDITION AND LIQUIDITY

          At December 31, 1998, the Company had $573,129 of cash and cash equivalents, working capital of $628,295, assets of $14,567,448, long-term debt, net of current maturities, of $3,575,964 and stockholders' equity of $5,268,357. The Company's operating activities provided $278,870 of cash, as a result of provisions for impairment of intangible assets and doubtful accounts and notes ($1,378,987); depreciation and amortization ($704,808); an increase in accounts payable and accrued expenses ($485,888); decreases in accounts receivable and cost and estimated earnings in excess of billings ($366,098); a decrease in inventory ($205,000); pension contribution paid through the issuance of Common Stock ($62,788); and a decrease in other assets ($19,685); offset by the net loss ($2,697,033); gain on sale of net assets ($150,000); and an increase in prepaids and other ($97,351). Investing activities used $56,593 due to capital expenditures ($371,274); offset by payments received for sale of net assets ($210,275) and payments received on notes receivable ($104,406). Financing activities used $304,080 of cash, due to repayments of notes payable and long-term debt ($16,474,770); offset by the net proceeds from issuance of notes payable and long-term debt ($16,170,690).

          During July 1998, the Company received net proceeds of $1,465,847 from the issuance of $1,500,000 in secured subordinated debentures which bear interest at the rate of 12% per year. The Debentures are due June 2003 with no pre-payment penalty. Interest is payable quarterly. In conjunction with the issuance of the Debentures, the Company issued 115,500 warrants to purchase the Company's Common Stock at an exercise price of $2.60 per share. Such warrants were valued at $53,000 in additional paid in capital and included in other assets as deferred financing costs, amortized over five years. The warrants contain certain call provisions based on the repayment of the Debentures and certain market contingencies. Additionally, beginning July 1999 and on each anniversary thereafter that the Debentures remain outstanding, the Company has agreed to issue 30,000 warrants with an exercise price equal to the average bid price for the 20 days prior to such anniversary dates. During 1998, the Company, in conjunction with its sale of the assets of MWTI and ESSI, paid $300,000 of the principal of the Debentures, leaving a principal balance remaining of $1,200,000 at December 31, 1998.

          Management expects to continue to make acquisitions to expand the Company's markets. As consideration for an acquisition, the Company may issue Common Stock, Preferred Stock, or other securities, notes or cash. Since cash may be required either to consummate acquisitions, or to fund the operations of new or existing businesses, including approximately $2,600,000 of current maturities of long-term debt, management may, from time to time, investigate and pursue various types of financing that are available to the Company. These include, but are not limited to, private placements, secondary offerings, bridge financing, debentures, lines of credit and asset-based loans. While management believes that financing will be available for the Company to not only fund its current operations, but also to fund its acquisition program, there can be no assurance such financing will be on terms reasonably acceptable to the Company.

          A portion of the revenues of the Company, particularly through FSDA, have been, and are expected to continue to be, generated from foreign countries. For the years ended December 31, 1998 and 1997, export sales, principally to Asia and South America, aggregated approximately $1,900,000 and $3,600,00 respectively. Notwithstanding the fact that the Company expects its foreign contracts to be denominated in U.S. dollars, the Company is subject to the risks associated with fluctuations in the U.S. and foreign currencies and political instability. In particular, if the U.S. dollar increases significantly as compared to foreign currencies, this could adversely impact the ability of the Company to secure orders and generate revenues in foreign countries.

CAPITAL EXPENDITURE REQUIREMENTS

          During the year ended December 31, 1998, the Company spent $371,274 on capital expenditures mainly relating to the purchase of machinery and equipment at FSDA. During 1999, the Company intends to utilize approximately $300,000 to purchase additional machinery and equipment, most specifically at FSDA, and to develop a new computer system to be implemented by all of the Company's subsidiaries. The Company does not presently anticipate any significant additional capital expenditures other than those noted above and those relating to future acquisitions and the implementation of the Company's new computer system as noted below.

NEW ACCOUNTING STANDARDS

          Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of SFAS No. 130 did not impact the Company's financial statements.

          Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company adopted SFAS No. 131 in 1998.

          Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement applies to all entities and is effective for all fiscal quarters of the fiscal years beginning after June 15, 1999. The Company did not engage in derivative instruments or hedging activities in any periods presented in the consolidated financial statements.

YEAR 2000

          In the past, many computer software programs were written using two digits rather than four to define the applicable year. As a result, date sensitive computer software may recognize a date using "00" as the year 1900 rather than the Year 2000. This is generally referred to as the Year 2000 issue. If this situation occurs, the potential exists for computer system failure or miscalculations by computer programs, which could disrupt operations.

          During 1999, the Company will complete the implementation of its new computer system to use 4-digit year fields and will therefore believe itself to be "Year 2000" compliant. The cost of such implementation is anticipated to be approximately $150,000, and the Company does not believe that it will experience any material disruption in its operations with respect thereto.

          The Company is exposed to the risk that one or more of its vendors or customers, including financial institutions, could experience Year 2000 problems that impact their abilities to meet obligations to the Company. To date, the Company is not aware of any vendor or customer Year 2000 issue that would have a material adverse impact on the Company's operations. The Company has received an interim status report from its primary vendors and customers. The Company has no means of ensuring that its vendors and customers will be Year 2000 ready. The inability of such vendors and customers to complete their Year 2000 resolution process in a timely fashion could have an adverse impact on the Company. The effect of non-compliance by vendors and customers is not determinable at this time. The Company's Year 2000 risks are considered minimal and no contingency plans are believed to be necessary.

          Widespread disruptions in the national or international economy, including disruption affecting the financial markets, resulting from Year 2000 issues, or in certain industries, such as commercial or investment banks, could also have an adverse impact on the Company. The likelihood and effect of such disruptions is not determinable at this time.

          This Form 10-KSB contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of the Company and its subsidiaries, including statements made under Management's Discussion and Analysis of Financial Condition and Results of Operations. These forward looking statements involve certain risks and uncertainties. No assurance can be given that any of such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following: competitive pressures in the industries noted; general economic and business conditions; the ability to implement and the effectiveness of business strategy and development plans; quality of management; business abilities and judgment of personnel; availability of qualified personnel; and labor and employee benefit costs.

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

          Not applicable.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The names and ages, along with certain biographical information (based solely on information supplied by them), of the directors and executive officers of the Company are as follows:

         Name                               Age                           Position
         ----                               ---                           --------
William K. Mackey(1)(4)                     48       Chairman of the Board of Directors, President, Chief
                                                     Executive Officer and Treasurer

Norman J. Hoskin(1)(2)(3)(4)                64       Secretary, Director

James P. Cefaratti(2)(3)                    56       Director

David K. Lucas(2)(3)                        58       Director

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

         William K. Mackey has served as a director of the Company since July 1993 and as Chairman of the Board, President, Chief Executive Officer and Treasurer of the Company since May 1995. From 1993 to May 1995, he was an entrepreneur and investor in and a consultant to several public and private companies. From August 1989 to May 1993, Mr. Mackey served as a director of Infonow Corporation, a publicly-held software distribution company. From March 1991 to November 1992, Mr. Mackey served as President and a director of Docucon, Incorporated, a publicly-held company engaged in the document conversion business. From December 1988 to March 1991, Mr. Mackey served as President of Avondale Specialty Products, an ink manufacturer.

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

         James P. Cefaratti has been a director of the Company since January 1992. Since November 1998, Mr. Cefaratti has been a private investor. From November 1997 to November 1998, he served as President and Chief Operating Officer of Amedisys, Inc., a home health care provider. From June 1995 to December 1996, Mr. Cefaratti was President of Globalvision, Inc., a provider of laser radial keratotomy. From July 1993 until June 1995, he was a private investor. He served as President, CEO and director of Home Intensive Care, Inc., a home infusion and dialysis company, from December 1989 to June 1993. From May 1989 to December 1989, he served as Senior Executive Vice President of Home Intensive Care, Inc.

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

         Each Director of the Company is currently remunerated at the rate of $1,250 per month which covers all meetings attended in person and telephonically. In addition, each Director is granted options under the terms of the 1994 Outside Directors' Stock Option Plan to purchase 2,500 shares of Common Stock on the last business day of the year preceding the first Board of Directors meeting of each new calendar year at the then current bid price, subsequent to serving one full calendar year as a Director. Such options are exercisable over the subsequent ten years and fully vest over a one-year period from the date of grant. Pursuant to this program, the Company has granted options under the aforementioned Plan as follows:

                                                          Number of Shares              Option Price Range
                                                          ----------------              ------------------
Outstanding at January 1, 1997                                   86,250                 $1.76 - $20.00
Granted                                                          35,000                 $1.76 - $2.60
Cancelled                                                       (38,750)                $1.76 - $15.00
                                                                --------

Outstanding at December 31, 1997                                 82,500                 $1.76 - $20.00
Granted                                                          70,000                 $1.19 - $1.64
Cancelled                                                       (12,500)                $8.00
                                                                --------

Outstanding at December 31, 1998
  and February 28, 1999                                         140,000                 $1.19 - $20.00
                                                                =======

ITEM 10.          EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table sets forth information for the years ended December 31, 1998, 1997 and 1996, representing compensation earned by the Chief Executive Officer of the Company as of the end of the fiscal year 1998 (the "Named Executive Officer"), in all capacities in which he served.


                                                                                                                  Long-Term
Annual Compensation                                                                                             Compensation
-------------------                                                                    Other Annual               Number of
Name and Principal Positions                Year       Salary           Bonus          Compensation            Options Granted
----------------------------                ----       ------           -----          ------------            ---------------
William K. Mackey                           1998      $155,000         $86,800(1)          $7,200(2)               100,000(3)
  Chairman of the Board, President and      1997      $160,962              --             $7,200(2)               150,000(3)
  Chief Executive Officer and Treasurer     1996      $147,250              --             $4,200(2)                12,500(3)

STOCK OPTION GRANTS IN 1998

         The following table contains information concerning the grant of stock options to the Named Executive Officer in 1998:

                                                          Individual Grants
                        ----------------------------------------------------------------------------------------------
                                                         % of Total Options
                           Number of Securities         Granted to Employees     Exercise Price          Expiration
    Name                Underlying Options Granted          in Fiscal Year         Per Share                Date
    ----                --------------------------     ------------------------  --------------       ----------------
William K. Mackey                100,000(3)                   49.9%                 $1.75(3)          January 23, 2008

STOCK OPTION EXERCISES IN 1998 AND OPTION VALUES AT DECEMBER 31, 1998

         The following table provides information with respect to options exercised by the Named Executive Officer during 1998 and the number and value of securities underlying unexercised options held by the Named Executive Officer at December 31, 1998:

                                                                 Number of Securities               Value of Unexercised
                                                            Underlying Unexercised Options          In-the-money Options
                              Shares                          At December 31, 1998                  At December 31, 1998
                             Acquired     Value       ---------------------------------------------------------------------
   Name                    On Exercise   Realized     Exercisable          Unexercisable        Exercisable   Unexercisable
   ----                    -----------   --------     -----------          -------------        -----------   -------------
William K. Mackey               --            --       173,333(3)            179,167(3)              --             --
-----------------------------

(1) Represents a bonus earned based upon parameters set forth in the Named Executive's Employment Agreement.
(2) Represents a monthly auto expense allowance of $600 for all of 1998 and 1997 and for the period from June 1996 through December 1996.
(3) Adjusted for the one for four reverse stock split effected on February 10, 1998.


EMPLOYMENT AGREEMENT

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

OUTSIDE DIRECTORS' PLAN AND PERFORMANCE EQUITY PLAN

         At December 31, 1998 the Company has two stock option plans, which are described below.

         OUTSIDE DIRECTORS' PLAN. The Company's shareholders have adopted the 1994 Outside Directors' Stock Option Plan (the "Outside Directors' Plan") for the Company's Directors who are not employees or officers of the Company or its subsidiaries ("Eligible Directors") rendering advisory service to the Board of Directors. The Outside Directors' Plan has reserved an aggregate of 400,000 shares of Common Stock and provides for the grant of non-qualified stock options ("NQSOs") which have an exercise period extending for ten years from the date of the grant. The purchase price of the shares of Common Stock covered by each option granted under the Outside Directors' Plan is the fair market value of the shares as of the date of grant. Each Eligible Director who is newly-elected is granted an option to purchase not less than 2,500 and not more than 12,500 shares of the Common Stock of the Company on the date such Director is initially elected or otherwise selected to the Board of Directors. The exact amount is determined by the Directors serving prior to the effective date of the Outside Directors' Plan. All Eligible Directors (including those serving on the Board of Directors prior to the effective date of the Outside Directors' Plan) are granted options to purchase 2,500 shares of the Common Stock of the Company on each December 31, if such Eligible Director has completed a full year of service as a member of the Board of Directors of the Company.

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

         The Performance Equity Plan authorizes the grant of incentive awards which may consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards. The Performance Equity Plan expires at the close of business on May 13, 2001, unless sooner terminated; provided however that all awards previously granted shall remain outstanding for the respective terms of such awards. Officers, directors, and other key employees and prospective employees and consultants and independent contractors who perform services for the Company or any of its subsidiaries, (but excluding members of the stock option committee and any person who serves as a director only), ("Eligible Persons"), are eligible to receive awards under the Plan. The Performance Equity Plan is administered by the Board of Directors or the Compensation and Stock Option

Committee (the "Committee") appointed by the Board of Directors, which determines the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, subject to the provisions of the Performance Equity Plan.

         OUTSTANDING AWARDS. Options to purchase an aggregate of 647,500 shares have been granted and are outstanding as of February 28, 1999, under the Outside Directors' Plan and Performance Equity Plan as follows:

                                                           Number of Shares          Option Price Range
                                                           ----------------          ------------------
OUTSTANDING AT JANUARY 1, 1997                                  319,521                 $1.76 - $20.00
Granted                                                         270,125                 $1.64 - $2.60
Cancelled                                                       (95,688)                $1.64 - $15.00
                                                                --------

OUTSTANDING AT DECEMBER 31, 1997                                493,958                 $1.64 - $20.00
Granted                                                         200,450                 $1.19 - $1.75
Cancelled                                                       (81,808)                $1.64 - $8.00
                                                                --------

OUTSTANDING AT DECEMBER 31, 1998                                612,600                 $1.19 - $20.00
Granted                                                          34,900                 $1.00
                                                                 ------

OUTSTANDING AT FEBRUARY 28, 1999                                647,500                 $1.00 - $20.00
                                                                =======

         At December 31, 1998 and 1997, respectively, 315,259 and 200,169 options with an average option price of $4.86 and $6.71 were exercisable.

         In January 1999, certain employees of the Company were granted options to purchase a total of 34,900 shares of Common Stock at $1.00 per share (market value at the date of grant). The above options expire ten years from the date of grant, and are exercisable one-third each year beginning one year from the date of grant.

401(K) PLAN

         In January 1994, the Company adopted a 401(k) employee savings and retirement plan. Under the provisions of the Plan, the Company may elect to match each employee's contribution to the Plan at the rate of 50% in Company Common Stock. The Common Stock is restricted stock and vests over a two-year period on a quarterly basis. During 1998 and 1997, the Company contributed 96,592 and 18,393 shares of restricted Common Stock valued at $62,788 and $18,165, respectively.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         The following table sets forth information as to the number of shares of Common Stock beneficially owned as of February 28, 1999, by (i) each person who is believed by the Company to be a beneficial owner of more than 5% of the outstanding Common Stock of the Company; (ii) each Director of the Company;
(iii) the Named Executive Officer; and (iv) all Directors and executive officers of the Company as a group.

==================================================================================================================================
                                                                        Number of                  Percentage of
Name and Address of Beneficial Owner                                    Shares Owned               Common Stock(3)
----------------------------------------------------------------------------------------------------------------------------------
William K. Mackey(1)(4)                                                   292,917                   9.4%
----------------------------------------------------------------------------------------------------------------------------------
Norman J. Hoskin(1)(5)                                                     27,250                   1.0%
----------------------------------------------------------------------------------------------------------------------------------
James P. Cefaratti(1)(6)                                                   31,250                   1.1%
----------------------------------------------------------------------------------------------------------------------------------
David K. Lucas(1)(7)                                                       10,000                    *
----------------------------------------------------------------------------------------------------------------------------------
Aqua Care Systems, Inc. 401(k)
Savings Plan and Trust(1)                                                 165,045                   5.8%
----------------------------------------------------------------------------------------------------------------------------------
Peter C. Rossi(2)(8)                                                      335,150                  11.9%
----------------------------------------------------------------------------------------------------------------------------------
Directors and executive officers as a group,
(four persons)                                                            361,417(9)               11.4%
==================================================================================================================================

         Except as set forth below, all shares of Common Stock are directly owned and the sole investment and voting power are held by the entities noted.

(1) The address for all of these entities is 11820 NW 37 Street, Coral Springs, FL 33065.
(2)      The address for this person is 641 Lexington Avenue, 29th Floor,
         New York, NY 10022.
(3) Based upon 512,445 shares of Common Stock outstanding and shares of Common Stock which such entities have the right to acquire within sixty days of February 28, 1999.
(4) Includes options to purchase 269,167 shares of Common Stock granted by the Company and additional options to purchase an aggregate of 12,500 shares of Common Stock granted by Kinder Investments, L.P. and Peter
         N. Christos.
(5)      Includes options to purchase 26,250 shares of Common Stock.
(6)      Includes options to purchase 31,250 shares of Common Stock.
(7)      Includes options to purchase 10,000 shares of Common Stock.
(8) Includes 335,150 shares of Common Stock of which the named person has shared dispositive power.
(9)      Includes options to purchase 349,167 shares of Common Stock.
(*)      Less than 1%.

ESCROW SHARES AND ESCROW OPTIONS

         In connection with the Company's initial public offering, substantially all of the common stockholders and option holders of the Company at the date of the offering, agreed to place into escrow 50% of their shares of Common Stock and 50% of their options to purchase Common Stock equalling 243,750 shares of Common Stock (the "Escrow Shares") and options to purchase 29,063 shares of Common Stock (the "Escrow Options"). Such Escrow Shares and Options were contributed to the Company on December 31, 1997, based upon the terms of the escrow agreement. Additionally, the Company's Class A Warrants and Class B Warrants expired as of October 14, 1998.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Not applicable.

                                     PART IV


ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K


        2.1       Asset Purchase Agreement between Durco International, Inc.
                  and ACS Acquisition Corp. as previously filed with the Company's Statement on Form 8-K filed during 1997, is hereby incorporated herein by reference.
        3.1 Certificate of Incorporation of the Registrant filed as Exhibit (3)-1 to the Company's Registration Statement on Form SB-2 (Registration No. 33-67252) is hereby incorporated herein by reference.
        3.2 By-laws of the Registrant filed as Exhibit 3.2 to the Company's Registration Statement on Form SB-2 (Registration No. 33-67252) is hereby incorporated by reference.
        4.1       Form of Warrant Agreement (with Warrant Certificates) filed as
                  Exhibit 4.2 to the Company's Registration Statement on Form SB-2 (Registration No. 33-67252) is hereby incorporated by reference.
       10.1 Distribution Agreement between the Company and Ryko Manufacturing Company dated July 1, 1997 is hereby incorporated herein by reference.
       10.2 Employment Agreement dated August 7, 1997 by and between the Company and William K. Mackey is hereby incorporated herein by reference.
       10.3 Loans and Security Agreements, (Term Loan, Inventory and Term Loans, A/R Loan), dated June 4, 1997, between ACS Acquisition Corp. and Fidelity Funding of California, Inc. are hereby incorporated herein by reference.
       10.4 Debenture Purchase Agreement between the Company and Sirrom Capital Corporation, d/b/a Tandem Capital, dated June 30,
                  1998 (exhibits omitted).
       27.1       Financial Data Schedule.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Coral Springs, State of Florida, on March 26, 1999.

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

Signature                           Title                                               Date
---------                           -----                                               ----

/S/ WILLIAM K. MACKEY               Chairman of the Board, President                    March 26, 1999
-----------------------             Chief Executive Officer, Treasurer
William K. Mackey                   and Principal Accounting Officer

/S/ GEORGE J. OVERMEYER             Corporate Controller                                March 26, 1999
-----------------------
George J. Overmeyer

/S/ NORMAN J. HOSKIN                Secretary, Director                                 March 26, 1999
----------------------
Norman J. Hoskin

/S/ JAMES P. CEFARATTI              Director                                            March 26, 1999
--------------------------
James P. Cefaratti

/S/ DAVID K. LUCAS                  Director                                            March 26, 1999
-----------------------
David K. Lucas

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                      Page
                                                                     Number
                                                                     ------

Report of Independent Certified Public Accountants                     F-2


Consolidated Balance Sheets
     as of December 31, 1998 and 1997                                  F-3


Consolidated Statements of Operations
     for the years ended December 31, 1998 and 1997                    F-4


Consolidated Statements of Stockholders' Equity
     for the years ended December 31, 1998 and 1997                    F-5


Consolidated Statements of Cash Flows
     for the years ended December 31, 1998 and 1997                    F-6


Notes to Consolidated Financial Statements                             F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors of
Aqua Care Systems, Inc.



         We have audited the accompanying consolidated balance sheets of Aqua Care Systems, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aqua Care Systems, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.






Miami, Florida                                    BDO Seidman, LLP
March 5, 1999

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                          December 31,
                                                                                   1998                 1997
                                                                           ------------------   -----------------
ASSETS
Current assets
     Cash and cash equivalents................................................$       573,129      $      654,932
     Accounts receivable, net of allowance
         for doubtful accounts of $260,000 and $135,000.......................      2,858,990           3,398,593
     Costs and estimated earnings in excess of billings.......................             --             153,443
     Inventory................................................................      2,609,472           3,007,468
     Current maturities of notes receivable...................................         72,744              77,175
     Prepaids and other.......................................................        237,087             109,736
                                                                              ---------------      --------------

Total current assets..........................................................      6,351,422           7,401,347

Property, plant and equipment, net............................................      4,837,671           4,939,202
Intangible assets, net........................................................      2,996,871           4,452,916
Notes receivable, less current maturities.....................................         80,000              51,975
Other assets..................................................................        301,484             243,169
                                                                              ---------------      --------------

Total assets..................................................................$    14,567,448      $   17,088,609
                                                                              ===============      ==============

LIABILITIES
Current liabilities
     Accounts payable.........................................................$     1,751,847      $    1,788,140
     Accrued expenses.........................................................      1,285,841             843,486
     Current maturities of long-term debt.....................................      2,560,439           2,773,716
     Indebtedness to related party............................................        125,000             125,000
                                                                              ---------------      --------------

Total current liabilities.....................................................      5,723,127           5,530,342

Long-term debt, less current maturities.......................................      3,575,964           3,733,665
                                                                              ---------------      --------------

Total liabilities.............................................................      9,299,091           9,264,007
                                                                              ---------------      --------------

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par; 5,000,000 shares
         authorized, none outstanding.........................................             --                  --
     Common stock, $.001 par; 30,000,000 shares
         authorized, 2,800,313 and 2,703,782 shares
         issued and outstanding...............................................          2,800               2,704
     Additional paid-in capital...............................................     16,928,486          16,787,794
     Deficit..................................................................    (11,662,929)         (8,965,896)
                                                                              ---------------      --------------

Total stockholders' equity....................................................      5,268,357           7,824,602
                                                                              ---------------      --------------

Total liabilities and stockholders' equity....................................$    14,567,448      $   17,088,609
                                                                              ===============      ==============

          See accompanying notes to consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                              For the year ended
                                                                                  December 31,
                                                                           1998                  1997
                                                                     ---------------       ---------------

         Revenues....................................................$    26,449,286       $    23,901,102

         Cost of revenues............................................     16,362,350            15,363,522
                                                                     ---------------       ---------------

         Gross profit................................................     10,086,936             8,537,580
                                                                     ---------------       ---------------

         Operating expenses:
              Selling, general and administrative....................      9,992,830             7,022,380
              Depreciation and amortization..........................        704,808               681,221
              Provision for doubtful accounts and notes..............        326,948                36,000
              Provision for the impairment of intangible assets......      1,052,039                    --
                                                                     ---------------       ---------------

         Total operating expenses....................................     12,076,625             7,739,601
                                                                     ---------------       ---------------

         (Loss) income from operations...............................     (1,989,689)              797,979

         Interest expense, net.......................................       (857,344)             (561,342)

         Other income................................................        150,000               130,163
                                                                     ---------------       ---------------

         Net (loss) income...........................................$    (2,697,033)      $       366,800
                                                                     ----------------      ---------------

         (Loss) earnings per common share - basic                    $         (0.98)      $          0.14
                                                                     ===============       ===============

         (Loss) earnings per common share - diluted                  $         (0.98)      $          0.13
                                                                     ===============       ===============

          See accompanying notes to consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                  Common Stock                  Additional
                                             ------------------------             paid-in
                                             Shares            Amount             capital            Deficit            Total
                                             ------            ------           ----------           -------            -----
         Amounts at January 1, 1997:         2,924,389         $  2,924     $    16,645,579     $   (9,332,696)     $    7,315,807

   Common Stock issued in connection
             with the acquisition of
   Midwest Water Technologies, Inc.:             4,750                5               3,825                 --               3,830

       Warrants issued in connection
             with the acquisition of
  The Filtration Systems Division of
          Durco International, Inc.:                --               --             120,000                 --             120,000

Contribution to Employee Benefit Plan:          18,393               18              18,147                 --              18,165

 Reversion of shares to the Company:          (243,750)            (243)                243                 --                  --

                         Net income:                --               --                  --            366,800             366,800
                                          ------------         --------     ---------------     --------------      --------------


        Amounts at December 31, 1997:        2,703,782            2,704          16,787,794         (8,965,896)          7,824,602

       Warrants issued in connection
           with the issuance of debt
           and consulting agreement:                --               --              78,000                 --              78,000

Contribution to Employee Benefit Plan:          96,592               96              62,692                 --              62,788

 Reversion of shares to the Company:               (61)              --                  --                 --                  --

                           Net loss:                --               --                  --         (2,697,033)         (2,697,033)
                                          ------------         --------     ---------------     ---------------     ---------------


        Amounts at December 31, 1998:        2,800,313         $  2,800     $    16,928,486     $  (11,662,929)     $    5,268,357
                                          ============         ========     ===============     ==============      ==============

           See accompanying notes to consolidated financial statements

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               For the year ended
                                                                                  December 31,
                                                                           1998                  1997
                                                                     ---------------       ---------------
         OPERATING ACTIVITIES:
         Net (loss) income...........................................$    (2,697,033)      $       366,800
         Adjustments to reconcile net (loss) income to net cash
         provided by operating activities:
              Gain on disposal of property and plant.................             --              (123,518)
              Gain on sale of net assets.............................       (150,000)                   --
              Provision for doubtful accounts and notes..............        326,948                36,000
              Depreciation and amortization..........................        704,808               681,221
              Provision for impairment of goodwill...................      1,052,039                    --
              Purchase price adjustments for acquisitions expensed...             --                 3,830
              Pension contribution paid through issuance of
                 Common Stock........................................         62,788                18,165
         Changes in assets and liabilities net of effects
         of businesses acquired and sold:
              Decrease (increase) in accounts receivable.............        212,655            (2,004,536)
              Decrease in costs and estimated earnings
                 in excess of billings...............................        153,443               271,310
              Decrease in inventory..................................        205,000             1,207,056
              (Increase) decrease in prepaids and other..............        (97,351)               69,922
              Decrease in other assets...............................         19,685                48,836
              Increase (decrease) in accounts payable and accrued
                 expenses............................................        485,888              (468,488)
                                                                     ---------------       ---------------

         Net cash provided by operating activities...................        278,870               106,598
                                                                     ---------------       ---------------

         INVESTING ACTIVITIES:
              Payments received on notes receivable..................        104,406                94,800
              Property and plant disposed of in conjunction with
                 Settlement Agreement................................             --               150,000
              Capital expenditures...................................       (371,274)             (136,449)
              Payments received for sale of net assets...............         210,275                   --
              Payments for acquisition of business, net of cash
                 acquired............................................             --              (204,031)
                                                                     ---------------       ---------------

         Net cash used in investing activities.......................        (56,593)              (95,680)
                                                                     ---------------       ----------------

         FINANCING ACTIVITIES:
              Proceeds from issuance of notes payable and
                 long-term debt......................................     16,170,690             8,967,522
              Repayment of notes payable and
                 long-term debt......................................    (16,474,770)           (8,722,952)
              Payments of deferred loan costs........................             --              (161,775)
                                                                     ---------------       ---------------

         Net cash (used in) provided by financing activities.........       (304,080)               82,795
                                                                     ---------------       ---------------

         Net (decrease) increase in cash and cash equivalents........        (81,803)               93,713
         Cash and cash equivalents, beginning of year................        654,932               561,219
                                                                     ---------------       ---------------

         Cash and cash equivalents, end of year......................$       573,129       $       654,932
                                                                     ===============       ===============

          See accompanying notes to consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         BUSINESS

         Aqua Care Systems, Inc. and subsidiaries (the "Company") is engaged in the design, engineering, manufacturing, assembly, sales, marketing, distribution and service of filtration systems and products, flow control systems and products, water filtration and purification products, waste water treatment systems and car wash equipment sales and service. Currently, it provides services and equipment sales and construction and installation of waste water treatment plants for clients in the United States and abroad. For the years ended December 31, 1998 and 1997, export sales, principally to Asia and South America, aggregated approximately $1,900,000 and $3,600,000, respectively. At December 31, 1998, substantially all accounts receivable were due from customers within the United States.

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

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         REVENUE RECOGNITION

         The Company recognizes revenue on waste water treatment system construction and certain filtration systems contracts on the percentage of completion method, based generally on the ratio of costs incurred to date on the contract to the total estimated contract cost. Costs incurred and revenues recognized in excess of amounts billed are classified under current assets as costs and estimated earnings in excess of billings. Amounts billed in excess of revenues recognized are classified under current liabilities as billings in excess of costs and estimated earnings. Losses on construction contracts are recognized at the time they become estimatable. Equipment and parts sales and rental and service revenues are accounted for on the accrual method.

         INCOME TAXES

         Income taxes are accounted for using the liability approach under the provisions of Financial Accounting Standards No. 109.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments consist principally of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued expenses and long-term debt. The carrying amounts of such financial instruments as reflected in the consolidated balance sheets approximate their estimated fair value as of December 31, 1998 and 1997. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

         STOCK BASED COMPENSATION

         The Company recognizes compensation expense for its stock option incentive plans using the intrinsic value method of accounting. Under the terms of the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date, or other measurement date, over the amount an employee must pay to acquire the stock.

         (LOSS) EARNINGS PER SHARE

         Effective December 31, 1997, the Company adopted Financial Accounting Standards (SFAS) No. 128, Earnings Per Share, which simplifies the computation of earnings per share and requires the restatement of all prior periods presented.

         Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each year.

         Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         NEW ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of SFAS No. 130 did not impact the Company's financial statements.

         Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company adopted SFAS No. 131 in 1998.

         Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement applies to all entities and is effective for all fiscal quarters of the fiscal years beginning after June 15, 1999. The Company did not engage in derivative instruments or hedging activities in any periods presented in the consolidated financial statements.

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

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


approximately $204,000 in acquisition costs and issued 37,500 additional warrants having an exercise price of $2.36, valued at fair value of $19,000. The Company assumed operational control of FSDA on June 1, 1997. FSDA operations include manufacturing and systems integration of fluid filtration and treatment systems and components.

         The transaction was recorded as follows:

Fair value of net assets acquired                                 $  6,060,941
Costs in excess of net assets acquired                                 730,196
Debt and obligations under acquisition agreement                    (5,333,300)
Acquisition costs                                                     (204,031)
Warrants issued in connection with acquisition                         (80,000)
                                                                  ------------

Liabilities assumed                                               $  1,173,806
                                                                  ============

         The following unaudited pro forma summary presents the consolidated results of operations of the Company as if the acquisition had occurred on January 1, 1997:

Year ended December 31,                                         1997
--------------------------------------------------------------------

Revenue                                          $        29,842,313
                                                  ==================

Net income                                       $           203,231
                                                  ==================

Net income per common share - basic              $              0.08
                                                  ==================

Net income per common share - diluted            $              0.07
                                                  ==================

         The above transaction was accounted for by the purchase method, and accordingly, the results of operations of the acquired business have been included in the accompanying consolidated financial statements from the date the Company assumed operational control of the acquired entity.


3.       CONTRACTS IN PROGRESS

Costs and estimated earnings in excess of billings                  December 31, 1998         December 31, 1997
--------------------------------------------------                  -----------------         -----------------
Costs and estimated earnings.........................................$          --              $   1,580,176
Less billings........................................................           --                 (1,426,733)
                                                                     -------------              --------------

Total................................................................$          --              $     153,443
                                                                     =============              =============

         All receivables on contracts in progress are considered to be collectible within twelve months. Retainages receivable totalling $126,558 and $194,676 are included in accounts receivable at December 31, 1998 and 1997, respectively.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.       INVENTORY

                                                                    December 31, 1998          December 31, 1997
                                                                    -----------------          -----------------

Materials and purchased parts........................................$   1,798,051              $   2,601,265
Work in process......................................................      811,421                    406,203
                                                                     -------------              -------------

Total inventory......................................................$   2,609,472              $   3,007,468
                                                                      ============               ============


5.       PROPERTY, PLANT AND EQUIPMENT

                                                                    December 31, 1998          December 31, 1997
                                                                    -----------------          -----------------

Land and buildings...................................................$   2,745,427              $   2,745,427
Machinery and equipment..............................................    2,323,455                  2,267,638
Furniture and fixtures...............................................      652,726                    785,428
Leasehold improvements...............................................       27,450                     51,314
Autos and trucks.....................................................           --                     17,906
                                                                     -------------              -------------

                                                                         5,749,058                  5,867,713
Less accumulated depreciation........................................     (911,387)                  (928,511)
                                                                     -------------              -------------

Net property, plant and equipment....................................$   4,837,671              $   4,939,202
                                                                     =============              =============



6.       INTANGIBLE ASSETS

                                                                    December 31, 1998          December 31, 1997
                                                                    -----------------          -----------------

Goodwill.............................................................$   4,134,266              $   5,506,601
License agreement, customer list and other...........................           --                    149,169
                                                                     -------------              -------------

                                                                         4,134,266                  5,655,770
Less accumulated amortization........................................   (1,137,395)                (1,202,854)
                                                                     -------------              -------------

Net intangible assets................................................$   2,996,871              $   4,452,916
                                                                     =============              =============

         During 1998, certain of the Company's subsidiaries, Gravity Flow Systems, Inc., Midwest Water Technologies, Inc. and EnviroSystems Supply, Inc., recognized impairments of net intangible assets previously recorded aggregating $1,052,039. Such impairments were recognized as the Company did not expect positive future operating cash flows to be derived from such intangible assets.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.       LONG-TERM DEBT

                                                                    December 31, 1998          December 31, 1997
                                                                    -----------------          -----------------

12% note payable, interest only payable quarterly with a
balloon payment of $1,200,000 due June 2003, collateralized
by substantially all of the assets of the Company....................$   1,200,000                         --

Prime plus 2%, (9.75% at December 31, 1998), revolving credit lines, providing for borrowings, subject to certain collateral requirements and loan covenants, of up to $3,500,000 through
June 2000, principally collateralized by accounts receivable
and inventory of FSDA, (See (d) below)...............................    1,486,876              $   1,370,620

Prime plus 2.5%, (10.25% at December 31, 1998), note payable, principal and interest payable monthly with an estimated
balloon payment of approximately $400,000 due June 2000,
principally collateralized by property and plant of FSDA,
(See (d) below)......................................................      899,600                  1,162,400

Prime plus 2.5%, (10.25% at December 31, 1998), note payable, principal and interest payable monthly with an estimated
balloon payment of approximately $130,000 due June 2000,
principally collateralized by machinery and equipment of FSDA,
(See (d) below)......................................................      320,400                    417,600

18% note payable, principal and interest payable monthly through
May 1998, paid May 1998..............................................           --                    250,000

11% note payable, principal and interest payable monthly with an estimated balloon payment of approximately $1,000,000 due June
2000, collateralized by all the assets of FSDA, (See (d) below)......    1,674,499                  2,321,397

10% note payable, principal and interest payable monthly through
November 1998, paid November 1998....................................           --                    239,476

9.25% mortgage note payable, principal and interest payable monthly with an estimated balloon payment of approximately $360,000 due
June 2001, collateralized by land and building.......................      412,642                    429,174

Prime plus 1%, (8.75% at December 31, 1998), notes payable, issued in connection with the acquisition of CWES, payable in equal quarterly principal payments of $40,000, plus interest, through
April 1999, principally collateralized by the accounts receivable,
inventory and property and equipment of CWES.........................       80,000                    240,000

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      December 31, 1998          December 31, 1997
                                                                      -----------------          -----------------

9.50% note payable, principal and interest payable monthly through
June 2002, collateralized by substantially all of the assets of GFSI.       62,386                     76,714
                                                                     -------------              -------------

                                                                         6,136,403                  6,507,381

Less current maturities..............................................   (2,560,439)                (2,773,716)
                                                                     -------------              -------------

Total long-term debt.................................................$   3,575,964              $   3,733,665
                                                                     =============              =============


At December 31, 1998, maturities of long-term debt, are:

                               1999                           $   2,560,439
                               2000                               1,971,344
                               2001                                 394,388
                               2002                                  10,232
                               2003                               1,200,000
                                                              -------------

                                                              $   6,136,403
                                                              =============

         (a) The weighted average interest rate of the Company's long-term debt was 10.6% and 11.2% at December 31, 1998 and 1997, respectively.

         (b) During July 1998, the Company received net proceeds of $1,465,847 from the issuance of $1,500,000 in secured subordinated debentures which bear interest at the rate of 12% per year. Such debentures are due June 2003 with no pre-payment penalty. Interest is due and payable on a quarterly basis beginning August 1998. In conjunction with the above noted financing, the Company issued 115,500 warrants to purchase the Company's Common Stock at an exercise price of $2.60 per share. The warrants contain certain call provisions based on the repayment of the debentures and certain market contingencies. Additionally, beginning July 1999 and on each anniversary thereafter that such debentures remain outstanding, the Company has agreed to issue 30,000 warrants with an exercise price equal to the average bid price for the 20 days prior to such anniversary dates.

         (c) The Company's loan agreements contain restrictive covenants which require the Company to, among other things, maintain a minimum tangible net worth and maintain certain financial ratios. Certain of such loans also provide that the lenders may, at their options, accelerate such loans as a result of, among other things, a material adverse change in the Company's financial position or results of operations. The lenders have not notified the Company that such event has occurred and the Company does not expect that such notice will be received.

         (d) At December 31, 1998, the Company was not in compliance with certain covenants relating to the above noted debt. However, the Company obtained waivers of such non-compliance from the lenders.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.       RELATED PARTY BALANCES AND TRANSACTIONS

Indebtedness to Related Party                                       December 31, 1998          December 31, 1997
-----------------------------                                       -----------------          -----------------

10% unsecured notes payable to a former affiliated
entity, matured October 1994.........................................$     125,000              $     125,000
                                                                     =============              =============

         Interest expense on related party indebtedness aggregated $12,500 for each of the years ended December 31, 1998 and 1997.

9.       INCOME TAXES

         At December 31, 1998 and 1997, the Company has approximately $7,550,000 and $6,575,000, respectively, of net operating loss carryforwards expiring through 2011, for both financial reporting and income tax purposes. Changes in ownership of greater than 50% occurred as a result of the Company's issuances of Common Stock which resulted in an approximate $760,000 annual limitation being imposed upon the future utilization of approximately $6,300,000 of the Company's net operating losses for tax purposes. Realization of the approximate $2,840,000 and $2,474,000 deferred tax assets at December 31, 1998 and 1997, respectively, resulting mainly from the available net operating loss carryforwards, is not considered more likely than not and accordingly, a valuation allowance has been recorded for the full amount of such assets.

         The reconciliation of the effective income tax rate to the Federal and State statutory rate is as follows:

                                                                            1998                      1997
-------------------------------------------------------------------------------------------------------------

Federal and State income tax rate                                          (37.63%)                   37.63%
Effect of net operating loss carryfoward and valuation allowance            37.63%                   (37.63%)
                                                                           --------                 ---------

Effective income tax rate                                                     0.0%                      0.0%
                                                                           ========                 =========

10.      EQUITY TRANSACTIONS

         (a) On September 12, 1997, the stockholders authorized the Board of Directors to effectuate a one-for-four reverse stock split. The one-for-four reverse split was effected as of February 10, 1998. All share and per share data in the accompanying financial statements reflect the effects of the reverse stock split for all periods presented.

         (b) In connection with the Company's initial public offering, all then holders of shares of the Company's Common Stock and substantially all holders of options to acquire such shares agreed to place into escrow 50% of their Common Stock (243,750 shares) and options to purchase Common Stock (29,063 options). The escrow shares and options were to be released from escrow upon the attainment of specified net income or Common Stock price levels through 1997. Such levels were not attained through December 31, 1997, and as such, the shares reverted to the Company and the options were cancelled. Additionally, the Company's Class A Warrants and Class B Warrants expired as of October 14, 1998.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         (c) At December 31, 1998, the Company has two stock option plans, which are described below. The Company applies APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations in accounting for options granted to employees. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

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

         FASB Statement 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans has been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998 and 1997; no dividend yield for all years; expected volatility of 75 and 50 percent, respectively; risk-free interest rates of 5.6 and 6.1 percent, respectively and expected lives of 7.8 and 9 years, respectively.

         Under the accounting provisions of FASB Statement 123, the Company's net (loss) income and net (loss) income per common share would have been as follows:

                                                                        1998                     1997
                                                                        ----                     ----

         Net (loss) income                  As reported              $(2,697,033)              $366,800
                                            Proforma                 $(3,053,501)              $186,413

         Net (loss) income per              As reported                   $(0.98)                 $0.14
         common share - basic               Proforma                      $(1.11)                 $0.07

         Net (loss) income per              As reported                   $(0.98)                 $0.13
         common share - diluted             Proforma                      $(1.11)                 $0.07

         A summary of the status of the Company's two fixed stock option plans as of December 31, 1998 and 1997, and changes during the years ending on those dates is presented below:

                                    December 31, 1998                                     December 31, 1997
                                    -----------------                                     -----------------
                                                              Weighted-Average                                     Weighted-Average
                                    Shares                    Exercise Price              Shares                    Exercise Price
                                    ----------------------------------------------------------------------------------------------
Outstanding at beginning of year       493,958                 $    4.00                   319,521                $    9.96
Granted                                200,450                 $    1.69                   270,125                $    2.16
Forfeited                              (81,808)                $    2.77                   (95,688)               $    8.07
                                      ---------                                          ---------

Outstanding at end of year             612,600                 $    3.40                   493,958                $    4.00
                                      =========                                          =========

Options exercisable at year-end        315,259                 $    4.86                   200,169                $    6.71
                                      =========                                           ========
Weighted-average fair value of options
 granted during the year             $    1.30                                           $    1.48
                                      ========                                            ========

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         The following table summarizes information about fixed stock options outstanding at December 31, 1998.

                  Options Outstanding                                            Options Exercisable
                  ----------------------------------------------------------     ----------------------------------
                  Number             Weighted-Average                                Number
Range of          Outstanding        Remaining              Weighted-Average     Exercisable       Weighted-Average
Exercise Prices   at 12/31/98        Contractual Life       Exercise Price       at 12/31/98        Exercise Price
---------------   -----------        ----------------       --------------       -----------        --------------
$ 1.19-2.99           545,100        8.2 years              $    1.90              247,759         $    1.96
$ 3.00-15.99           21,250        4.1 years              $   12.77               21,250         $   12.77
$16.00-20.00           46,250        2.9 years              $   16.76               46,250         $   16.76
                    ---------                                                    ---------

$ 1.19-20.00          612,600        7.4 years              $    3.40              315,259         $    4.86
                    =========                                                    =========

         On January 24, 1997, the Board of Directors authorized the repricing of all granted and outstanding options to purchase Common Stock issued pursuant to the 1991 Performance Equity Plan at $1.64 per share, the market price per share of the Company's Common Stock on such date.

         (d) As of December 31, 1998 and 1997, respectively, the Company has reserved an aggregate 933,100 and 2,600,318 shares of Common Stock for issuance upon exercise of options and warrants.

         (e) The following reconciles the components of the earnings per share
(EPS) computation:

For the years ended December 31,                         1998                                         1997
-----------------------------------------------------------------------------------------------------------------------------------

                                 (Loss)              Shares         Per-Share     Income            Share             Per-share
                               (Numerator)         (Denominator)    Amount        (Numerator)       (Denominator)       Amount
-----------------------------------------------------------------------------------------------------------------------------------
(Loss) earnings per common share
Net (loss) income                $(2,697,033)      2,749,432         $(0.98)      $ 366,800         2,692,737            $0.14
                                                                      =====                                               ====

Effect of Dilutive Securities
Options                                   --              --                             --            53,017
Warrants                                  --              --                             --             4,640
                                    --------       ---------                       --------         ---------

(Loss) earnings per common share -
assuming dilution
Net (loss) income                $(2,697,033)      2,749,432         $(0.98)      $ 366,800         2,750,394            $0.13
                                  ==========       =========          =====        ========         =========             ====

         Options to purchase 327,438 shares of common stock at exercise prices ranging from $2.36 to $20.00 per share were not included in the computation of earnings per share assuming dilution for 1997 because the options exercise prices were greater than the average market price of the common shares for that year. 612,600 options which expire through 2008, are still outstanding at December 31, 1998. Warrants to purchase 1,938,698 shares of common stock at exercise prices ranging from $2.36 to $43.04 per share were not included in the computation of earnings per share assuming dilution for 1997 because the warrants exercise prices were greater than the average market price of the common shares for that year. 320,500 warrants, which expire at various times through 2003, are still outstanding at December 31, 1998. No options and warrants are included in the calculation of diluted earnings per share for 1998 as the effect would be anti-dilutive.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.      SEGMENT INFORMATION

         The Company's reportable segments are strategic businesses that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company primarily evaluates the operating performance of its segments based on the categories noted in the table below. During 1998 and 1997, the Company had no intercompany sales.

         For the years ended December 31, 1998 and 1997, export sales, principally to Asia and South America, aggregated approximately $1,900,000 and $3,600,000, respectively, and no single customer provided more than 10% of the Company's revenues.

         Financial information for the Company's business segments is as follows:

                                                                   For the year ended         For the year ended
                                                                    December 31, 1998          December 31, 1997
                                                                    -----------------          -----------------

REVENUES

Industrial and municipal fluid handling and filtration...............$  15,310,078               $ 12,811,205
Commercial and residential water filtration and purification.........    6,395,257                  7,519,959
Car wash equipment sales and service.................................    4,743,951                  3,569,938
Corporate............................................................           --                         --
                                                                     -------------              -------------

Total revenues.......................................................$  26,449,286              $  23,901,102
                                                                     =============              =============

OPERATING (LOSS) INCOME

Industrial and municipal fluid handling and filtration...............$    (920,423)             $   1,193,894
Commercial and residential water filtration and purification.........     (329,324)                   260,603
Car wash equipment sales and service.................................      505,902                    266,634
Corporate............................................................   (1,245,844)                  (923,152)
                                                                     --------------             --------------

Total operating (loss) income........................................$  (1,989,689)             $     797,979
                                                                     =============              =============

DEPRECIATION AND AMORTIZATION

Industrial and municipal fluid handling and filtration.............. $     291,156              $     249,667
Commercial and residential water filtration and purification........       235,632                    258,245
Car wash equipment sales and service.................................      128,820                    124,059
Corporate............................................................       49,200                     49,250
                                                                     -------------              -------------

Total depreciation and amortization..................................$     704,808              $     681,221
                                                                     =============              =============

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                      For the year ended         For the year ended
                                                                       December 31, 1998          December 31, 1997
                                                                       -----------------          -----------------
INTEREST EXPENSE, NET

Industrial and municipal fluid handling and filtration...............$     664,249                $   477,053
Commercial and residential water filtration and purification.........           --                         --
Car wash equipment sales and service.................................       13,250                     28,276
Corporate............................................................      179,845                     56,013
                                                                     -------------              -------------

Total interest expense, net..........................................$     857,344              $     561,342
                                                                     =============              =============

TOTAL ASSETS

Industrial and municipal fluid handling and filtration...............$   8,286,697              $   9,633,879
Commercial and residential water filtration and purification.........    2,857,433                  4,289,162
Car wash equipment sales and service.................................    2,032,714                  1,901,199
Corporate............................................................    1,390,604                  1,264,369
                                                                     -------------              -------------

Total assets.........................................................$  14,567,448              $  17,088,609
                                                                     =============              =============

CAPITAL EXPENDITURES

Industrial and municipal fluid handling and filtration...............$     287,320              $      76,501
Commercial and residential water filtration and purification.........       35,626                     33,430
Car wash equipment sales and service.................................       33,614                     10,486
Corporate............................................................       14,714                     16,032
                                                                     -------------              -------------

Total capital expenditures...........................................$     371,274              $     136,449
                                                                     =============              =============


12.      FINANCING FEES

         The Company offers a retail financing program for the purpose of assisting its subsidiaries' water purification customers (dealers) in obtaining financing through an arrangement with an unrelated lending company. As compensation for its services, the Company receives fees based on amounts financed. Net fees for the years ended December 31, 1998 and 1997 aggregated approximately $852,000 and $779,000, respectively, and are included in revenues.

13.      OTHER INCOME

         (a) On July 22, 1996, the Company filed a complaint against Vincent Spaulding, Robert Langman and Robert Farry, former employees of one of the Company's subsidiaries, in the United States District Court for the Southern District of Florida. The complaint alleged, among other matters, breach of express warranty and specific performance of certain

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         (b) On October 2, 1998, the Company sold substantially all of the net assets of Midwest Water Technologies, Inc., ("MWTI"), retaining only the accounts receivable. In connection with this sale, the Company realized $188,275 in cash which it in turn used to pay down certain outstanding debt. There was no gain nor loss recognized on the sale of these assets.

         (c) On December 14, 1998, the Company sold substantially all of the net assets of EnviroSystems Supply, Inc. In connection with this sale, the Company realized $22,000 in cash, which it in turn used to pay down certain outstanding debt, and a note, principal and interest receivable quarterly, in the amount of $128,000 which bears interest at the rate of 11%. The Company realized a net gain on this sale of net assets of $150,000.

14.      SUPPLEMENTAL CASH FLOW INFORMATION

         For the years ended December 31, 1998 and 1997, the Company paid $741,581 and $451,932, respectively, for interest. Non-cash investing and financing activities are as follows:

         The Company acquired certain assets and assumed certain liabilities of FSDA during the year ended December 31, 1997. In conjunction with this acquisition, liabilities were assumed as follows:


Fair value of net assets acquired                     $        6,060,941
Costs in excess of net assets acquired                           730,196
Debt and obligations under acquisition agreement              (5,333,300)
Acquisition costs                                               (204,031)
Warrants issued in connection with acquisition                   (80,000)
                                                      ------------------

Liabilities assumed                                   $        1,173,806
                                                       =================

         During 1998, in connection with a consulting agreement and the issuance of debt, the Company issued 170,500 warrants valued at $78,000. During 1997, in connection with the acquisition of FSDA, the Company issued 187,500 warrants valued at $120,000.

15.      COMMITMENTS AND CONTINGENCIES

         (a) The Company leases vehicles and office/warehouse space under operating leases which expire through 2002. Total rent expense aggregated approximately $220,000 and $237,000, for the years ended December 31, 1998 and 1997, respectively.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


         Approximate future annual minimum lease payments under operating leases at December 31, 1998 are as follows:


                               1999                           $     223,583
                               2000                                 175,048
                               2001                                 157,170
                               2002                                  70,260
                                                              -------------
                                                              $     626,061
                                                              =============

         (b) The Company has entered into a distribution agreement with Ryko Manufacturing Company ("Ryko"). Under the terms of the agreement, the Company is the exclusive distributor of Ryko car wash equipment in the South Florida region. The distribution agreement provides that the Company sells directly or receives a commission on all Ryko equipment sold within its region. The distribution agreement is due to expire in 1999. However, it provides for automatic renewal upon the achievement of certain sales goals which aggregate approximately $1,800,000 per year for 1998 and 1999. The Company expects to meet such goals.

         (c) In January 1994, the Company adopted a 401(k) employee savings and retirement plan. Under the provisions of the Plan, the Company may elect to match each employee's contribution to the Plan at the rate of 50% in Company Common Stock. The Common Stock is restricted stock and vests over a two year period on a quarterly basis. During 1998 and 1997, the Company contributed 96,592 and 18,393 shares of restricted Common Stock valued at $62,788 and $18,165, respectively.

         (d) The Company recorded a provision for probable losses related to a claim against a former MWTI customer (dealer) in conjunction with the financing program offered by the Company through an unrelated lending company for the Company's dealers in the residential water filtration and purification business, (See Note 12). The Company has been notified by the lending company of a claim it has made against such MWTI dealer in the amount of $270,000. Through the financing arrangement, the Company guarantees its dealers' performance associated with the bona fide and proper installation and performance of the Company's subsidiaries' water filtration and purification units and indemnified such lending company against any losses the lending company incurs as a result of claims thereunder, other than those related to credit risk. No claim has yet been asserted against the Company. Although the Company has engaged legal counsel and is still undergoing a determination of all of the facts and circumstances surrounding such claim, it has recorded a reserve for $270,000.

         (e) On April 9, 1997 Long Trail Brewing Company filed a complaint against EnviroSystems Supply, Inc., a wholly owned subsidiary of the Company, in Windsor Superior Court in the County of Windsor in the State of Vermont; Docket number S216-5-97Wrcv. The complaint alleges, among other matters, breach of express warranty and specific performance of certain of the parameters of the written agreement for the purchase of a waste water treatment plant designed to treat the industrial waste water generated at the Plaintiff's brewing facility. Management believes, based on facts presently known, that if the outcome of such legal proceedings is determined adverse to the Company, such determination could have a material adverse effect on the Company's financial position, liquidity, or future results of operations. The Company has provided for the estimated probable loss in connection with this matter.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         (f) The Company is or may become involved in various lawsuits, claims and proceedings in the normal course of its business including those pertaining to product liability, environmental, safety and health, and employment matters. The Company records liabilities when loss amounts are determined to be probable and reasonably estimatable. Insurance recoveries are recorded only when claims for recovery are settled. Although generally the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, management believes, based on facts presently known, that the outcome of such legal proceedings and claims, other than those previously disclosed, will not have a material adverse effect on the Company's financial position, liquidity, or future results of operations.


16.      SUBSEQUENT EVENTS

         (a) In January 1999, the Company, pursuant to the 401(k) employee savings and retirement plan, contributed 27,091 shares of restricted Common Stock valued at $16,085.

         (b) In January 1999, certain employees of the Company were granted options to purchase a total of 34,900 shares of Common Stock at $1.00 per share (market value at the date of grant). The above options expire ten years from the date of grant, and are exercisable one-third each year beginning one year from the date of grant.

                                 EXHIBIT INDEX


EXHIBIT                   DESCRIPTION
-------                   -----------

10.4 Debenture Purchase Agreement between the Company and Sirrom Capital Corporaiton, d/b/a Tandem Capital, dated June 30, 1998 (exhibits omitted).

27.1         Financial Data Schedule.