Form 10QSB
period 1999-03-31
AQUA CARE SYSTEMS INC /DE/
filed 1999-04-23
CIK 910566

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 1999

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                  NUMBER OF SHARES OUTSTANDING
                  CLASS                                ON APRIL 23, 1999
                  -----                                -----------------

Common Stock,  $ .001 Par Value                             2,827,404
                                                            ---------

         Transitional small business disclosure format:

                              Yes _____      No    X

                             AQUA CARE SYSTEMS, INC.


                                 INDEX TO 10-QSB


PART I.           FINANCIAL INFORMATION


                  ITEM 1.           Consolidated Balance Sheets as of March 31, 1999 and
                                    December 31, 1998

                                    Consolidated Statements of Operations for the three months ended March 31, 1999 and March 31, 1998

                                    Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and March 31, 1998

                                    Notes to Consolidated Financial Statements


                  ITEM 2.           Management's Discussion and Analysis of Financial Condition and
                                    Results of Operations for the three months ended March 31, 1999 and March 31, 1998


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

                  These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the fiscal year ended December 31, 1998, filed with the Securities and Exchange Commission on March 30, 1999.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                   (UNAUDITED WITH RESPECT TO MARCH 31, 1999)

                                                                                  March 31,         December 31,
                                                                                   1999                 1998
                                                                              ---------------      --------------
ASSETS
Current assets
     Cash and cash equivalents................................................$       595,177      $      573,129
     Accounts receivable, net of allowance
         for doubtful accounts of $260,000....................................      2,958,604           2,858,990
     Inventory................................................................      2,009,071           2,609,472
     Current maturities of notes receivable...................................         48,000              72,744
     Prepaids and other.......................................................        232,929             237,087
                                                                              ---------------      --------------

Total current assets..........................................................      5,843,781           6,351,422

Property, plant and equipment, net............................................      4,826,716           4,837,671
Intangible assets, net........................................................      2,927,922           2,996,871
Notes receivable, less current maturities.....................................         68,000              80,000
Other assets..................................................................        274,951             301,484
                                                                              ---------------      --------------

Total assets..................................................................$    13,941,370      $   14,567,448
                                                                              ===============      ==============

LIABILITIES
Current liabilities
     Accounts payable.........................................................$     1,412,730      $    1,751,847
     Accrued expenses.........................................................      1,085,778           1,285,841
     Current maturities of long-term debt.....................................      2,550,741           2,560,439
     Indebtedness to related party............................................        125,000             125,000
                                                                              ---------------      --------------

Total current liabilities.....................................................      5,174,249           5,723,127

Long-term debt, less current maturities.......................................      3,327,634           3,575,964
                                                                              ---------------      --------------

Total liabilities.............................................................      8,501,883           9,299,091
                                                                              ---------------      --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par; 5,000,000 shares
         authorized, none outstanding.........................................             --                  --
     Common stock, $.001 par; 30,000,000 shares
         authorized, 2,827,404 and 2,800,313 shares
         issued and outstanding...............................................          2,827               2,800
     Additional paid-in capital...............................................     16,944,544          16,928,486
     Deficit..................................................................    (11,507,884)        (11,662,929)
                                                                              ---------------      --------------

Total stockholders' equity....................................................      5,439,487           5,268,357
                                                                              ---------------      --------------

Total liabilities and stockholders' equity....................................$    13,941,370      $   14,567,448
                                                                              ===============      ==============

          See accompanying notes to consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                           For the three months ended
                                                                                    March 31,
                                                                           1999                  1998
                                                                     ---------------       ---------------

         Revenues....................................................$     6,314,064       $     7,188,777

         Cost of revenues............................................      3,795,681             4,500,000
                                                                     ---------------       ---------------

         Gross profit................................................      2,518,383             2,688,777
                                                                     ---------------       ---------------

         Operating expenses:
              Selling, general and administrative....................      2,016,919             2,204,711
              Depreciation and amortization..........................        155,451               188,208
              Provision for doubtful accounts and notes..............             --                 9,000
                                                                     ---------------         -------------

         Total operating expenses....................................      2,172,370             2,401,919
                                                                     ---------------       ---------------

         Income from operations......................................        346,013               286,858

         Interest expense, net.......................................       (190,968)             (200,409)
                                                                     ---------------       ---------------

         Net income..................................................$       155,045       $        86,449
                                                                     ===============       ===============

         Earnings per common share - basic...........................$          0.06       $          0.03
                                                                     ===============       ===============

         Earnings per common share - diluted.........................$          0.06       $          0.03
                                                                     ===============       ===============

           See accompanying notes to consolidated financial statements

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          For the three months ended
                                                                                    March 31,
                                                                           1999                  1998
                                                                     ---------------       ---------------
         OPERATING ACTIVITIES:
         Net income..................................................$       155,045       $        86,449
         Adjustments to reconcile net income to net cash
         provided by operating activities:
              Provision for doubtful accounts and notes..............             --                 9,000
              Depreciation and amortization..........................        155,451               188,208
              Pension contribution paid through issuance of
                 Common Stock........................................         16,085                14,813
         Changes in assets and liabilities:
              Increase in accounts receivable........................        (99,614)             (516,462)
              Decrease in costs and estimated
                 earnings in excess of billings......................             --                48,093
              Decrease in inventory..................................        600,401               648,449
              Decrease (increase) in prepaids and other..............          4,158              (114,777)
              Decrease in other assets...............................         26,533                13,600
              Decrease in accounts payable and accrued
                 expenses............................................       (539,180)             (253,008)
                                                                     ---------------       ---------------

         Net cash provided by operating activities...................        318,879               124,365
                                                                      --------------       ----------------

         INVESTING ACTIVITIES:
              Payments received on notes receivable..................         36,744                20,700
              Capital expenditures...................................        (75,547)              (18,119)
                                                                     ---------------       ---------------

         Net cash (used in) provided by investing activities.........        (38,803)                2,581
                                                                    ----------------       ---------------

         FINANCING ACTIVITIES:
              Proceeds from issuance of notes payable and
                 long-term debt......................................      3,720,326             3,510,334
              Repayment of notes payable and
                 long-term debt......................................     (3,978,354)           (3,992,745)
                                                                     ---------------       ---------------

         Net cash used in financing activities.......................       (258,028)             (482,411)
                                                                     ---------------      ----------------

         Net increase (decrease) in cash and cash equivalents........         22,048              (355,465)

         Cash and cash equivalents, beginning of period..............        573,129               654,932
                                                                     ---------------      ----------------

         Cash and cash equivalents, end of period....................$       595,177     $         299,467
                                                                     ===============     =================

          See accompanying notes to consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO MARCH 31, 1999 AND 1998)


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


         BUSINESS

         Aqua Care Systems, Inc. and subsidiaries (the "Company") is engaged in the design, engineering, manufacturing, assembly, sales, marketing, distribution and service of filtration systems and products, flow control systems and products, water filtration and purification products and car wash equipment. Currently, the Company provides equipment sales and services to clients in the United States and abroad.

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

         INTANGIBLE ASSETS

         The excess of the cost over the fair value of net assets of purchased businesses is recorded as goodwill and is amortized on a straight-line basis over 15 years. The Company continually evaluates the carrying value of goodwill. Impairments are recognized when the expected future undiscounted operating cash flows to be derived from such intangible assets are less than their carrying values.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO MARCH 31, 1999 AND 1998)


         REVENUE RECOGNITION

         The Company recognizes revenue on certain filtration systems contracts on the percentage of completion method, based generally on the ratio of costs incurred to date on the contract to the total estimated contract cost. Costs incurred and revenues recognized in excess of amounts billed are classified under current assets as costs and estimated earnings in excess of billings. Amounts billed in excess of revenues recognized are classified under current liabilities as billings in excess of costs and estimated earnings. Losses on such contracts are recognized at the time they become estimatable. Equipment and parts sales and rental and service revenues are accounted for on the accrual method.

         INCOME TAXES

         Income taxes are accounted for using the liability approach under the provisions of Financial Accounting Standards No. 109.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments consist principally of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued expenses and long-term debt. The carrying amounts of such financial instruments as reflected in the consolidated balance sheets approximate their estimated fair values as of March 31, 1999 and December 31, 1998. The estimated fair values are not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

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

         Basic earnings per share are computed on the basis of the weighted average number of common shares outstanding during each period.

         Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding during each period. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO MARCH 31, 1999 AND 1998)


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

         Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures About Segments of an Enterprise and Related Information, supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company adopted SFAS No. 131 in 1998.

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


2.       INVENTORY

                                                                     MARCH 31, 1999            DECEMBER 31, 1998
                                                                     --------------            -----------------

Materials and purchased parts........................................$   1,848,777              $   1,798,051
Work in process......................................................      160,294                    811,421
                                                                     -------------              -------------

Total inventory......................................................$   2,009,071              $   2,609,472
                                                                      ============               ============

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO MARCH 31, 1999 AND 1998)


3.       PROPERTY, PLANT AND EQUIPMENT

                                                                     MARCH 31, 1999            DECEMBER 31, 1998
                                                                     --------------            -----------------

Land and buildings...................................................$   2,745,427              $   2,745,427
Machinery and equipment..............................................    2,397,138                  2,323,455
Furniture and fixtures...............................................      652,726                    652,726
Leasehold improvements...............................................       29,314                     27,450
                                                                     -------------              -------------

                                                                         5,824,605                  5,749,058
Less accumulated depreciation........................................     (997,889)                  (911,387)
                                                                     -------------              -------------

Net property, plant and equipment....................................$   4,826,716              $   4,837,671
                                                                     =============              =============



4.       INTANGIBLE ASSETS

                                                                     MARCH 31, 1999            DECEMBER 31, 1998
                                                                     --------------            -----------------

Goodwill.............................................................$   4,134,266              $   4,134,266
Less accumulated amortization........................................   (1,206,344)                (1,137,395)
                                                                     -------------              -------------

Net intangible assets................................................$   2,927,922              $   2,996,871
                                                                     =============              =============

5.       LONG-TERM DEBT

                                                                     MARCH 31, 1999            DECEMBER 31, 1998
                                                                     --------------            -----------------

12% note payable, interest only payable quarterly with a
balloon payment of $1,200,000 due June 2003, collateralized
by substantially all of the assets of the Company................... $   1,200,000               $1,200,000

Prime plus 2%, (9.75% at March 31, 1999), revolving credit
lines, providing for borrowings, subject to certain collateral requirements and loan covenants, of up to $3,500,000 through
June 2000, principally collateralized by accounts receivable
and inventory of FSDA, (See (b) below)...............................    1,517,178                1,486,876

Prime plus 2.5%, (10.25% at March 31, 1999), note payable,
principal and interest payable monthly with an estimated
balloon payment of approximately $400,000 due June 2000,
principally collateralized by property and plant of FSDA,
(See (b) below)......................................................      812,000                  899,600

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO MARCH 31, 1999 AND 1998)



                                                                     MARCH 31, 1999            DECEMBER 31, 1998
                                                                     --------------            -----------------

Prime plus 2.5%, (10.25% at March 31, 1999), note payable,
principal and interest payable monthly with an estimated
balloon payment of approximately $130,000 due June 2000,
principally collateralized by machinery and equipment of FSDA,
(See (b) below).......................................................     288,000                    320,400

11% note payable, principal and interest payable monthly with an estimated balloon payment of approximately $600,000 due March
2001, collateralized by all the assets of FSDA, (See (b) below).......   1,554,499                  1,674,499

9.25% mortgage note payable, principal and interest payable monthly with an estimated balloon payment of approximately $360,000 due
June 2001, collateralized by land and building of ACSI................     408,133                    412,642

Prime plus 1%, (8.75% at March 31, 1999), notes payable, issued in connection with the acquisition of CWES, payable in equal quarterly principal payments of $40,000, plus interest, through
April 1999, principally collateralized by the accounts receivable,
inventory and property and equipment of CWES..........................      40,000                     80,000

9.50% note payable, principal and interest payable monthly through
June 2002, collateralized by substantially all of the assets of GFSI..      58,565                     62,386
                                                                     -------------              -------------

                                                                         5,878,375                  6,136,403

Less current maturities..............................................   (2,550,741)                (2,560,439)
                                                                     -------------              -------------

Total long-term debt.................................................$   3,327,634              $   3,575,964
                                                                     =============              =============

At March 31, 1999, maturities of long-term debt, are:

                               2000                           $   2,550,741
                               2001                               1,731,344
                               2002                                 389,879
                               2003                                   6,411
                               2004                               1,200,000
                                                              -------------

                                                              $   5,878,375
                                                              =============

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO MARCH 31, 1999 AND 1998)


         (a) The Company's loan agreements contain restrictive covenants which require the Company to, among other things, maintain a minimum tangible net worth and maintain certain financial ratios. Certain of such loans also provide that the lenders may, at their options, accelerate such loans as a result of, among other things, a material adverse change in the Company's financial position or results of operations. The lenders have not notified the Company that such an event has occurred and the Company does not expect that such notice will be received.

         (b) At December 31, 1998, the Company was not in compliance with certain covenants relating to the above noted debt. However, the Company obtained waivers of such non-compliance from the lenders.

6.       RELATED PARTY BALANCES AND TRANSACTIONS

INDEBTEDNESS TO RELATED PARTY                                        MARCH 31, 1999            DECEMBER 31, 1998
-----------------------------                                        --------------            -----------------

10% unsecured notes payable to a former affiliated
entity, matured October 1994.........................................$     125,000              $     125,000
                                                                     =============              =============

         Interest expense on related party indebtedness aggregated $3,125 for each of the three months ended March 31, 1999 and 1998.

7.       INCOME TAXES

         At March 31, 1999 and December 31, 1998, the Company has approximately $7,400,000 and $7,550,000, respectively, of net operating loss carryforwards expiring through 2011, for both financial reporting and income tax purposes. Changes in ownership of greater than 50% occurred as a result of the Company's issuances of Common Stock which resulted in an approximate $760,000 annual limitation being imposed upon the future utilization of approximately $6,300,000 of the Company's net operating losses for tax purposes. Realization of the approximate $2,780,000 and $2,840,000 deferred tax assets at March 31, 1999 and December 31, 1998, respectively, resulting mainly from the available net operating loss carryforwards, is not considered more likely than not and accordingly, a valuation allowance has been recorded for the full amount of such assets.

         The reconciliation of the effective income tax rate to the Federal and State statutory rate is as follows:

                                                                            1999                      1998
----------------------------------------------------------------------------------------------------------

Federal and State income tax rate                                          37.63%                   (37.63%)
Effect of net operating loss carryfoward and valuation allowance          (37.63%)                   37.63%
                                                                          -------                  --------
Effective income tax rate                                                    0.0%                      0.0%
                                                                          =======                  ========

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO MARCH 31, 1999 AND 1998)


8.       EQUITY TRANSACTIONS

         (a) At March 31, 1999, the Company has two stock option plans, which are described below. The Company applies APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations in accounting for options granted to employees. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

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

         (b) As of March 31, 1999 and December 31, 1998, respectively, the Company has reserved an aggregate 968,000 and 933,100 shares of Common Stock for issuance upon exercise of options and warrants.

         (c) The following reconciles the components of the earnings per share computation:

FOR THE THREE MONTHS ENDED MARCH 31,            1999                                               1998
-----------------------------------------------------------------------------------------------------------------------------
                                 INCOME         SHARES           PER-SHARE      INCOME          SHARES             PER-SHARE
                                 (NUMERATOR)    (DENOMINATOR)    AMOUNT         (NUMERATOR)     (DENOMINATOR)      AMOUNT
-----------------------------------------------------------------------------------------------------------------------------
Earnings per common share
Net income                       $155,045       2,813,859        $0.06          $  86,449       2,722,013          $0.03
                                                                 =====                                             =====

Effect of dilutive securities
Options                                --              --                              --         100,456
Warrants                               --              --                              --           7,591
                                 --------       ---------                       ---------       ---------

Earnings per common share
assuming dilution
Net income                       $155,045       2,813,859        $0.06          $  86,449       2,830,060          $0.03
                                 ========       =========        =====          =========       =========          =====

9.       SEGMENT INFORMATION

         The Company's reportable segments are strategic businesses that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company primarily evaluates the operating performance of its segments based on the categories noted in the table below. During the three months ended March 31, 1999 and 1998, the Company had no intercompany sales.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO MARCH 31, 1999 AND 1998)


         Financial information for the Company's business segments is as follows:

                                                                            For the three months ended
                                                                                      March 31,
                                                                          1999                       1998
                                                                       -----------              ------------
REVENUES

Industrial and municipal fluid handling and filtration...............$   4,119,790              $   4,443,435
Commercial and residential water filtration and purification.........    1,078,096                  1,692,386
Car wash equipment sales and service.................................    1,116,178                  1,052,956
Corporate............................................................           --                         --
                                                                     -------------              -------------

Total revenues.......................................................$   6,314,064              $   7,188,777
                                                                     =============              =============

OPERATING INCOME

Industrial and municipal fluid handling and filtration...............$     327,497              $     260,291
Commercial and residential water filtration and purification.........      168,506                    129,694
Car wash equipment sales and service.................................       80,197                    141,221
Corporate............................................................     (230,187)                  (244,348)
                                                                     --------------             --------------

Total operating income...............................................$     346,013              $     286,858
                                                                     =============              =============

DEPRECIATION AND AMORTIZATION

Industrial and municipal fluid handling and filtration...............$      60,810              $      79,488
Commercial and residential water filtration and purification.........       49,890                     64,170
Car wash equipment sales and service.................................       32,250                     32,250
Corporate............................................................       12,501                     12,300
                                                                     -------------              -------------

Total depreciation and amortization..................................$     155,451              $     188,208
                                                                     =============              =============

INTEREST EXPENSE, NET

Industrial and municipal fluid handling and filtration...............$     135,170              $     177,601
Commercial and residential water filtration and purification.........           --                         --
Car wash equipment sales and service.................................          876                      4,750
Corporate............................................................       54,922                     18,058
                                                                     -------------              -------------

Total interest expense, net..........................................$     190,968              $     200,409
                                                                     =============              =============

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO MARCH 31, 1999 AND 1998)



                                                                             For the three months ended
                                                                                     March 31,
                                                                          1999                       1998
                                                                       -----------              ------------

TOTAL ASSETS

Industrial and municipal fluid handling and filtration...............$   8,110,191              $   9,296,419
Commercial and residential water filtration and purification.........    2,719,695                  4,151,800
Car wash equipment sales and service.................................    1,791,110                  1,853,235
Corporate............................................................    1,320,374                  1,152,998
                                                                     -------------              -------------

Total assets.........................................................$  13,941,370              $  16,454,452
                                                                     =============              =============

CAPITAL EXPENDITURES

Industrial and municipal fluid handling and filtration...............$      45,906             $        4,290
Commercial and residential water filtration and purification.........        4,425                      2,453
Car wash equipment sales and service.................................       24,224                      5,506
Corporate............................................................          992                      5,870
                                                                     -------------              -------------

Total capital expenditures...........................................$      75,547              $      18,119
                                                                     =============              =============

10.      FINANCING FEES

         The Company offers a retail financing program for the purpose of assisting one of its subsidiary's water filtration and purification customers (dealers) in obtaining financing through an arrangement with an unrelated lending company. As compensation for its services, the Company receives fees based on amounts financed. Net fees for the three months ended March 31, 1999 and 1998 aggregated $175,915 and $180,487, respectively, and are included in revenues.

11.      SUPPLEMENTAL CASH FLOW INFORMATION

         For the three months ended March 31, 1999 and 1998, the Company paid $168,289 and $187,482, respectively, for interest.

12.      COMMITMENTS AND CONTINGENCIES

         (a) The Company leases vehicles and office/warehouse space under operating leases which expire through 2002. Total rent expense aggregated $53,118 and $55,841, for the three months ended March 31, 1999 and 1998, respectively.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO MARCH 31, 1999 AND 1998)

         Approximate future annual minimum lease payments under operating leases at March 31, 1999 are as follows:


                               2000                           $     216,848
                               2001                                 164,323
                               2002                                 155,850
                               2003                                  33,075
                                                              -------------

                                                              $     570,096
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

         (c) The Company has adopted a 401(k) employee savings and retirement plan. Under the provisions of the Plan, the Company may elect to match each employee's contribution to the Plan at the rate of 50% in Company Common Stock. The Common Stock is restricted stock and vests over a two year period on a quarterly basis. During the three months ended March 31, 1999 and 1998, the Company contributed 27,091 and 18,231 shares of restricted Common Stock valued at $16,085 and $14,813, respectively.

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

         (e) The Company is or may become involved in various lawsuits, claims and proceedings in the normal course of its business including those pertaining to product liability, environmental, safety and health and employment matters. The Company records liabilities when loss amounts are determined to be probable and reasonably estimatable. Insurance recoveries are recorded only when claims for recovery are settled. Although generally the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, management believes, based on facts presently known, that the outcome of such legal proceedings and claims, other than those previously disclosed, will not have a material adverse effect on the Company's financial position, liquidity, or future results of operations.

                         PART I - FINANCIAL INFORMATION


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB, as well as, the Company's "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in Item 6 of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1998.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999 AND 1998

         Presented below are the consolidated results of operations for the Company for the three months ended March 31, 1999 and 1998:

                                                     THREE MONTHS ENDED                 THREE MONTHS ENDED
                                                     MARCH 31, 1999                     MARCH 31, 1998
                                                     --------------                     --------------
Revenues                                             $        6,314,064                 $        7,188,777
Cost of revenues                                              3,795,681                          4,500,000
                                                              ---------                          ---------

Gross profit                                                  2,518,383                          2,688,777
Operating expenses                                            2,172,370                          2,401,919
                                                              ---------                          ---------

Income from operations                                          346,013                            286,858
Interest expense, net                                          (190,968)                          (200,409)
                                                               ---------                          ---------

Net income                                           $          155,045                 $           86,449
                                                                =======                             ======

Earnings per common share - basic                    $             0.06                 $             0.03
                                                                   ====                               ====

Earnings per common share - diluted                  $             0.06                 $             0.03
                                                                   ====                               ====

          Revenues decreased by $874,713, or 12.2%, from $7,188,777 for the three months ended March 31, 1998, to $6,314,064 for the three months ended March 31, 1999. Of this decrease, $614,290 was attributable to lower sales generated by the commercial and residential water filtration and purification segment and $323,645 was due to a decrease in revenues recognized by the industrial and municipal fluid handling and filtration segment; offset by a $63,222 increase in revenues derived by the car wash equipment sales and service segment.

          Cost of revenues decreased by $704,319, or 15.7%, from $4,500,000 for the three months ended March 31, 1998, to $3,795,681 for the three months ended March 31, 1999. As a percentage of revenues, these amounts represented 62.6% for 1998, as compared to 60.1% for 1999. The decrease in cost of revenues as a percentage of revenues primarily was due to an overall shift in sales to entities of which cost of revenues is comprised of lower materials and components costs.

          Gross profit decreased $170,394, or 6.3%, from $2,688,777 for the three months ended March 31, 1998 to $2,518,383 for the three months ended March 31, 1999, which, as a percentage of revenues, represented an increase from 37.4% to 39.9%, respectively, for such periods.

          The Company's operating expenses decreased $229,549, or 9.6%, from $2,401,919 for the three months ended March 31, 1998 to $2,172,370 for the three months ended March 31, 1999. As a percentage of revenues, these expenses increased from 33.4% for 1998 to 34.4% for 1999. The $229,549 decrease was primarily in the expense categories of payroll and related expenses. Management evaluates operating expenses on a regular basis, and as such, adjusts resources allocated to cover such expenses. Optimum levels of operating expenses are targeted and adjusted according to business levels in order to provide maximum efficiency and effectiveness.

          Interest expense, net, decreased $9,441 from $200,409 for the three months ended March 31, 1998 to $190,968 for the three months ended March 31, 1999. This decrease was mainly attributable to interest being paid on lower debt balances for the three months ended March 31, 1999, as compared to the three month period ended March 31, 1998.

          Principally as a result of the factors described above, the Company achieved net income of $155,045 for the three months ended March 31, 1999, compared to net income of $86,449 earned for the three months ended March 31, 1998.

FINANCIAL CONDITION AND LIQUIDITY

          At March 31, 1999, the Company had $595,177 of cash and cash equivalents, working capital of $669,532, assets of $13,941,370, long-term debt, net of current maturities, of $3,327,634 and stockholders' equity of $5,439,487. The Company's operating activities provided $318,879 of cash resulting from a decrease in inventory ($600,401); depreciation and amortization ($155,451); net income ($155,045); a decrease in other assets ($26,533); the pension contribution paid through the issuance of Common Stock ($16,085); and a decrease in prepaids and other ($4,158); offset by a decrease in accounts payable and accrued expenses ($539,180); and an increase in accounts receivable ($99,614). Investing activities used $38,803 of cash due to capital expenditures ($75,547); offset by payments received on notes receivable ($36,744). Financing activities used $258,028 of cash due to repayments of notes payable and long-term debt ($3,978,354); offset by the net proceeds from issuance of notes payable and long-term debt ($3,720,326).

          Management expects to continue to make acquisitions to expand the Company's markets. As consideration for an acquisition, the Company may issue Common Stock, Preferred Stock, or other securities, notes or cash. Since cash may be required either to consummate acquisitions, or to fund the operations of new or existing businesses, including approximately $2,600,000 of current maturities of long-term debt, management may, from time to time, investigate and pursue various types of financing that are available to the Company. These include, but are not limited to, private placements, secondary offerings, bridge financings, debentures, lines of credit and asset-based loans. While management believes that financing will be available for the Company to not only fund its current operations, but also to fund its acquisition program, there can be no assurance such financing will be on terms reasonably acceptable to the Company.

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

CAPITAL EXPENDITURE REQUIREMENTS

          During the three months ended March 31, 1999, the Company spent $75,547 on capital expenditures mainly relating to the purchase of machinery and equipment at FSDA. During 1999, the Company intends to utilize approximately $300,000 to purchase additional machinery and equipment, most specifically at FSDA, and to develop a new computer system to be implemented by all of the Company's subsidiaries. The Company does not presently anticipate any significant additional capital expenditures other than those noted above and those relating to future acquisitions and the implementation of the Company's new computer system as noted below.

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

          Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures About Segments of an Enterprise and Related Information, supersedes SFAS No. 14, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 establishes standards for the way that public companies report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company adopted SFAS No. 131 in 1998.

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

          This Form 10-QSB contains certain forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of the Company and its subsidiaries, including statements made under Management's Discussion and Analysis of Financial Condition and Results of Operations. These forward looking statements involve certain risks and uncertainties. No assurance can be given that any of such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following: competitive pressures in the industries noted; general economic and business conditions; the ability to implement and the effectiveness of business strategy and development plans; quality of management; business abilities and judgment of personnel; availability of qualified personnel; and labor and employee benefit costs.

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



                                         AQUA CARE SYSTEMS, INC.
                                         Registrant





Dated:  April 23, 1999                   /S/ WILLIAM K. MACKEY
                                         ----------------------------
                                         William K. Mackey
                                         Chairman of the Board
                                         President
                                         Chief Executive Officer
                                         Treasurer







Dated:  April 23, 1999                   /S/ GEORGE J. OVERMEYER
                                         -----------------------------
                                         George J. Overmeyer
                                         Corporate Controller

                                 EXHIBIT INDEX


EXHIBIT             DESCRIPTION
-------             -----------

 27.1       Financial Data Schedule