Form 10QSB
period 1999-06-30
AQUA CARE SYSTEMS INC /DE/
filed 1999-07-27
CIK 910566

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended       JUNE 30, 1999

[ ]      TRANSITION REPORT UNDER SECTION 13 OR (15d) OF THE EXCHANGE ACT

           For the transition period from ____________ to ____________

                         Commission File Number 0-22434

                             AQUA CARE SYSTEMS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              DELAWARE                                 13-3615311
-----------------------------------------   -----------------------------------
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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                Yes __X__ No ____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                    Number of Shares Outstanding

                                                          ON JULY 26, 1999
                                                          ----------------
                  CLASS
                  -----
Common Stock,  $ .001 Par Value                             2,866,446
                                                            ---------


         Transitional small business disclosure format:

                                Yes ____ No __X__

                             AQUA CARE SYSTEMS, INC.

                                 INDEX TO 10-QSB

PART I.    FINANCIAL INFORMATION

           ITEM 1.    Consolidated Balance Sheets as of June 30, 1999 and
           -------    December 31, 1998

                      Consolidated Statements of Operations for the three months ended
                      June 30, 1999 and June 30, 1998

                      Consolidated Statements of Operations for the six months ended
                      June 30, 1999 and June 30, 1998

                      Consolidated Statements of Cash Flows for the six months ended
                      June 30, 1999 and June 30, 1998

                      Notes to Consolidated Financial Statements

           ITEM 2.    Management's Discussion and Analysis of Financial Condition and
           -------    Results of Operations for the six months ended June 30, 1999 and
                      June 30, 1998

PART II.   OTHER INFORMATION

           ITEM 1.    Legal Proceedings
           -------

           ITEM 6.    Exhibits and Reports on Form 8-K
           -------

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

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (UNAUDITED WITH RESPECT TO JUNE 30, 1999)

                                                                                  June 30,          December 31,
                                                                                   1999                 1998
                                                                              ---------------      --------------
ASSETS
Current assets
     Cash and cash equivalents................................................$       641,356      $      573,129
     Accounts receivable, net of allowance
         for doubtful accounts of $260,000....................................      3,389,637           2,858,990
     Inventory................................................................      2,161,951           2,609,472
     Current maturities of notes receivable...................................         48,000              72,744
     Prepaids and other.......................................................        209,722             237,087
                                                                              ---------------      --------------

Total current assets..........................................................      6,450,666           6,351,422

Property, plant and equipment, net............................................      4,895,910           4,837,671
Intangible assets, net........................................................      2,858,973           2,996,871
Notes receivable, less current maturities.....................................         56,000              80,000
Other assets..................................................................        251,292             301,484
                                                                              ---------------      --------------

Total assets..................................................................$    14,512,841      $   14,567,448
                                                                              ===============      ==============

LIABILITIES
Current liabilities
     Accounts payable.........................................................$     1,858,851      $    1,751,847
     Accrued expenses.........................................................      1,659,670           1,285,841
     Current maturities of long-term debt.....................................      2,650,707           2,560,439
     Indebtedness to related party............................................        125,000             125,000
                                                                              ---------------      --------------

Total current liabilities.....................................................      6,294,228           5,723,127

Long-term debt, less current maturities.......................................      2,529,351           3,575,964
                                                                              ---------------      --------------

Total liabilities.............................................................      8,823,579           9,299,091
                                                                              ---------------      --------------

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENT

STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par; 5,000,000 shares
         authorized, none outstanding.........................................             --                  --
     Common stock, $.001 par; 30,000,000 shares
         authorized, 2,852,460 and 2,800,313 shares
         issued and outstanding...............................................          2,852               2,800
     Additional paid-in capital...............................................     16,957,047          16,928,486
     Deficit..................................................................    (11,270,637)        (11,662,929)
                                                                              ---------------      --------------

Total stockholders' equity....................................................      5,689,262           5,268,357
                                                                              ---------------      --------------

Total liabilities and stockholders' equity....................................$    14,512,841      $   14,567,448
                                                                              ===============      ==============

          See accompanying notes to consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          For the three months ended
                                                                                   June 30,
                                                                           1999                  1998
                                                                     ---------------       ---------------


         Revenues....................................................$     5,816,286       $     6,253,588

         Cost of revenues............................................      3,487,059             3,660,683
                                                                     ---------------       ---------------

         Gross profit................................................      2,329,227             2,592,905
                                                                     ---------------       ---------------

         Operating expenses:
              Selling, general and administrative....................      1,761,892             3,196,473
              Depreciation and amortization..........................        155,451               188,202
              Provision for doubtful accounts and notes..............          1,004               132,814
              Provision for impairment of intangible assets..........             --             1,052,039
                                                                     ---------------       ---------------

         Total operating expenses....................................      1,918,347             4,569,528
                                                                     ---------------       ---------------

         Income (loss) from operations...............................        410,880            (1,976,623)

         Interest expense, net.......................................       (173,633)             (182,691)
                                                                     ---------------       ---------------

         Net income (loss)...........................................$       237,247       $    (2,159,314)
                                                                     ===============       ===============

         Earnings (loss) per common share - basic                    $          0.08       $         (0.79)
                                                                     ===============       ===============

         Earnings (loss) per common share - diluted                  $          0.08       $         (0.79)
                                                                     ===============       ===============

          See accompanying notes to consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          For the six months ended
                                                                                    June 30,
                                                                           1999                  1998
                                                                     ---------------       ---------------

         Revenues....................................................$    12,130,350       $    13,442,365

         Cost of revenues............................................      7,282,740             8,160,683
                                                                     ---------------       ---------------

         Gross profit................................................      4,847,610             5,281,682
                                                                     ---------------       ---------------

         Operating expenses:
              Selling, general and administrative                          3,778,811             5,401,184
              Depreciation and amortization..........................        310,902               376,410
              Provision for doubtful accounts and notes..............          1,004               141,814
              Provision for impairment of intangible assets..........             --             1,052,039
                                                                     ---------------       ---------------

         Total operating expenses....................................      4,090,717             6,971,447
                                                                     ---------------       ---------------

         Income (loss) from operations...............................        756,893            (1,689,765)

         Interest expense, net.......................................       (364,601)             (383,100)
                                                                     ---------------       ---------------

         Net income (loss)...........................................$       392,292       $    (2,072,865)
                                                                     ===============       ===============

         Earnings (loss) per common share - basic....................$          0.14       $         (0.76)
                                                                     ===============       ===============

         Earnings (loss) per common share - diluted..................$          0.14       $         (0.76)
                                                                     ===============       ===============

          See accompanying notes to consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            For the six months ended
                                                                                    June 30,
                                                                           1999                  1998
                                                                     ---------------       ---------------

         OPERATING ACTIVITIES:
         Net income (loss)...........................................$       392,292       $    (2,072,865)
         Adjustments to reconcile net income (loss) to
         net cash provided by operating activities:

              Provision for doubtful accounts and notes..............          1,004               141,814
              Provision for impairment of intangible assets..........             --             1,052,039
              Depreciation and amortization..........................        310,902               376,410
              Pension contribution paid through issuance of
                 Common Stock........................................         28,613                14,813
         Changes in assets and liabilities:
              Increase in accounts receivable........................       (531,651)              (64,654)
              Decrease in costs and estimated
                 earnings in excess of billings......................             --               118,674
              Decrease in inventory..................................        447,521               522,609
              Decrease (increase) in prepaids and other                       27,365               (31,655)
              Decrease in other assets...............................         50,192                21,231
              Increase in accounts payable and accrued
                 expenses............................................        480,833               624,683
                                                                     ---------------       ---------------

         Net cash provided by operating activities...................      1,207,071               703,099
                                                                     ---------------       ---------------


         INVESTING ACTIVITIES:
              Payments received on notes receivable                           48,744                41,400
              Capital expenditures...................................       (231,243)              (58,317)
                                                                     ---------------       ---------------

         Net cash used in investing activities.......................       (182,499)              (16,917)
                                                                     ---------------       ---------------


         FINANCING ACTIVITIES:
              Proceeds from issuance of notes payable and
                 long-term debt......................................      6,771,238             6,849,887
              Repayment of notes payable and
                 long-term debt......................................     (7,727,583)           (7,703,377)
                                                                     ---------------       ---------------

         Net cash used in financing activities.......................       (956,345)             (853,490)
                                                                     ---------------       ---------------

         Net increase (decrease) in cash and cash equivalents........         68,227              (167,308)

         Cash and cash equivalents, beginning of period..............        573,129               654,932
                                                                     ---------------       ---------------
         Cash and cash equivalents, end of period....................$       641,356       $       487,624
                                                                     ===============       ===============

          See accompanying notes to consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO JUNE 30, 1999 AND 1998)

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

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO JUNE 30, 1999 AND 1998)

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments consist principally of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued expenses and long-term debt. The carrying amounts of such financial instruments as reflected in the consolidated balance sheets approximate their estimated fair values as of June 30, 1999 and December 31, 1998. The estimated fair values are not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

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

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO JUNE 30, 1999 AND 1998)

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

2.       INVENTORY

                                                                      JUNE 30, 1999            DECEMBER 31, 1998
                                                                      -------------            -----------------

Materials and purchased parts........................................$   1,910,194              $   1,798,051
Work in process......................................................      251,757                    811,421
                                                                     -------------              -------------

Total inventory......................................................$   2,161,951              $   2,609,472
                                                                      ============               ============

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO JUNE 30, 1999 AND 1998)

3.       PROPERTY, PLANT AND EQUIPMENT

                                                                      JUNE 30, 1999            DECEMBER 31, 1998
                                                                      -------------            -----------------

Land and buildings...................................................$   2,745,427              $   2,745,427
Machinery and equipment..............................................    2,551,173                  2,323,455
Furniture and fixtures...............................................      653,382                    652,726
Leasehold improvements...............................................       30,319                     27,450
                                                                     -------------              -------------

                                                                         5,980,301                  5,749,058
Less accumulated depreciation........................................   (1,084,391)                  (911,387)
                                                                     -------------              -------------

Net property, plant and equipment....................................$   4,895,910              $   4,837,671
                                                                     =============              =============



4.       INTANGIBLE ASSETS

                                                                      JUNE 30, 1999            DECEMBER 31, 1998
                                                                      -------------            -----------------

Goodwill.............................................................$   4,134,266              $   4,134,266
Less accumulated amortization........................................   (1,275,293)                (1,137,395)
                                                                     -------------              -------------

Net intangible assets................................................$   2,858,973              $   2,996,871
                                                                     =============              =============


5.       LONG-TERM DEBT

                                                                      JUNE 30, 1999            DECEMBER 31, 1998
                                                                      -------------            -----------------

12% note payable, interest only payable quarterly with a
balloon payment of $1,150,000 due June 2003, collateralized
by substantially all of the assets of the Company.................... $   1,150,000            $   1,200,000

Prime plus 2%, (9.75% at June 30, 1999), revolving credit
lines, providing for borrowings, subject to certain collateral requirements and loan covenants, of up to $3,500,000 through
June 2000, principally collateralized by accounts receivable
and inventory of FSDA, (See (b) below)...............................     1,157,144                1,486,876

Prime plus 2.5%, (10.25% at June 30, 1999), note payable,
principal and interest payable monthly with an estimated
balloon payment of approximately $400,000 due June 2000,
principally collateralized by land and buildings of FSDA,
(See (b) below)......................................................       724,400                  899,600

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO JUNE 30, 1999 AND 1998)

                                                                      JUNE 30, 1999            DECEMBER 31, 1998
                                                                      -------------            -----------------

Prime plus 2.5%, (10.25% at June 30, 1999), note payable,
principal and interest payable monthly with an estimated
balloon payment of approximately $130,000 due June 2000,
principally collateralized by machinery and equipment of FSDA,
(See (b) below)......................................................       255,600                    320,400

11% note payable, principal and interest payable monthly with an estimated balloon payment of approximately $600,000 due March
2001, collateralized by all the assets of FSDA, (See (b) below)......     1,434,499                  1,674,499

9.25% mortgage note payable, principal and interest payable monthly with an estimated balloon payment of approximately $360,000 due
June 2001, collateralized by land and building of ACSI...............       403,728                    412,642

Prime plus 1%, notes payable, issued in connection with the
acquisition of CWES, paid in April 1999..............................            --                     80,000

9.50% note payable, principal and interest payable monthly through
June 2002, collateralized by substantially all of the assets of GFSI.        54,687                     62,386
                                                                    ---------------            ---------------

                                                                         5,180,058                   6,136,403

Less current maturities..............................................   (2,650,707)                 (2,560,439)
                                                                     -------------              --------------

Total long-term debt.................................................$   2,529,351              $    3,575,964
                                                                     =============              ==============


At June 30, 1999, maturities of long-term debt are:

                               2000                           $   2,650,707
                               2001                               1,357,765
                               2002                                  21,586
                               2003                               1,150,000
                                                              -------------

                                                              $   5,180,058
                                                              =============

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO JUNE 30, 1999 AND 1998)

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

6.       RELATED PARTY BALANCES AND TRANSACTIONS

INDEBTEDNESS TO RELATED PARTY                                         JUNE 30, 1999            DECEMBER 31, 1998
-----------------------------                                         -------------            -----------------

10% unsecured notes payable to a former affiliated
entity, matured October 1994.........................................$     125,000              $     125,000
                                                                     =============              =============

         Interest expense on related party indebtedness aggregated $6,250 for each of the six months ended June 30, 1999 and 1998.

7.       INCOME TAXES

         At June 30, 1999 and December 31, 1998, the Company has approximately $7,400,000 and $7,550,000, respectively, of net operating loss carryforwards expiring through 2011, for both financial reporting and income tax purposes. Changes in ownership of greater than 50% occurred as a result of the Company's issuances of Common Stock which resulted in an approximate $760,000 annual limitation being imposed upon the future utilization of approximately $6,300,000 of the Company's net operating losses for tax purposes. Realization of the approximate $2,780,000 and $2,840,000 deferred tax assets at June 30, 1999 and December 31, 1998, respectively, resulting mainly from the available net operating loss carryforwards, is not considered more likely than not and accordingly, a valuation allowance has been recorded for the full amount of such assets.

         The reconciliation of the effective income tax rate to the Federal and State statutory rate is as follows:

                                                                            1999                      1998
----------------------------------------------------------------------------------------------------------

Federal and State income tax rate                                          37.63%                   (37.63%)
Effect of net operating loss carryfoward and valuation allowance          (37.63%)                   37.63%
                                                                         --------                  --------

Effective income tax rate                                                    0.0%                      0.0%
                                                                         ========                  ========

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO JUNE 30, 1999 AND 1998)

8.       EQUITY TRANSACTIONS

         (a) At June 30, 1999, the Company has two stock option plans, which are described below. The Company applies APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations in accounting for options granted to employees. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

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

         (b) As of June 30, 1999 and December 31, 1998, respectively, the Company has reserved an aggregate 990,850 and 933,100 shares of Common Stock for issuance upon exercise of options and warrants.

         (c) The following reconciles the components of the earnings per share computation:

FOR THE SIX MONTHS ENDED JUNE 30,               1999                                                   1998
---------------------------------------------------------------------------------------------------------------------------------
                                INCOME          SHARES             PER-SHARE LOSS                      SHARES         PER-SHARE
                                (NUMERATOR)     (DENOMINATOR)      AMOUNT           (NUMERATOR)       (DENOMINATOR)   AMOUNT
---------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common share
Net income (loss)                $392,292         2,830,560         $0.14            $(2,072,865)      2,722,013        $(0.76)
                                                                     ====                                                =====
Effect of dilutive securities
Options                                --                --                                   --              --
Warrants                               --                --                                   --              --
                                 --------         ---------                          -----------       ---------
Earnings (loss) per common share
assuming dilution
Net income (loss)                $392,292         2,830,560         $0.14            $(2,072,865)      2,722,013        $(0.76)
                                  =======         =========          ====             ==========       =========         =====

9.       SEGMENT INFORMATION

         The Company's reportable segments are strategic businesses that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company primarily evaluates the operating performance of its segments based on the categories noted in the table below. During the six months ended June 30, 1999 and 1998, the Company had no intercompany sales.

         Financial information for the Company's business segments is as follows:

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO JUNE 30, 1999 AND 1998)

                                                                             For the six months ended
                                                                                       June 30,
                                                                          1999                       1998
                                                                       -----------              ------------
REVENUES

Industrial and municipal fluid handling and filtration...............$   7,987,956              $   7,729,165
Commercial and residential water filtration and purification.........    2,271,564                  3,500,068
Car wash equipment sales and service.................................    1,870,830                  2,213,132
Corporate............................................................           --                         --
                                                                     -------------              -------------

Total revenues.......................................................$  12,130,350              $  13,442,365
                                                                     =============              =============

OPERATING INCOME (LOSS)

Industrial and municipal fluid handling and filtration...............$     632,198              $    (722,158)
Commercial and residential water filtration and purification.........      377,920                   (660,772)
Car wash equipment sales and service.................................      114,959                    290,794
Corporate............................................................     (368,184)                  (597,629)
                                                                     --------------             --------------

Total operating income (loss)........................................$     756,893              $  (1,689,765)
                                                                     =============              =============

DEPRECIATION AND AMORTIZATION

Industrial and municipal fluid handling and filtration...............$     121,620              $     158,970
Commercial and residential water filtration and purification.........       99,780                    128,340
Car wash equipment sales and service.................................       64,500                     64,500
Corporate............................................................       25,002                     24,600
                                                                     -------------              -------------

Total depreciation and amortization..................................$     310,902              $     376,410
                                                                     =============              =============

INTEREST EXPENSE, NET

Industrial and municipal fluid handling and filtration...............$     258,275              $     339,976
Commercial and residential water filtration and purification.........           --                         --
Car wash equipment sales and service.................................          876                      8,551
Corporate............................................................      105,450                     34,573
                                                                     -------------              -------------

Total interest expense, net..........................................$     364,601              $     383,100
                                                                     =============              =============

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO JUNE 30, 1999 AND 1998)

                                                                            For the six months ended
                                                                                      June 30,

                                                                          1999                       1998
                                                                       -----------              ------------

TOTAL ASSETS

Industrial and municipal fluid handling and filtration...............$   8,472,492              $   8,404,244
Commercial and residential water filtration and purification.........    2,672,908                  3,521,114
Car wash equipment sales and service.................................    1,840,273                  1,780,962
Corporate............................................................    1,527,168                  1,095,430
                                                                     -------------              -------------

Total assets.........................................................$  14,512,841              $  14,801,750
                                                                     =============              =============

CAPITAL EXPENDITURES

Industrial and municipal fluid handling and filtration...............$     171,762              $      29,437
Commercial and residential water filtration and purification.........       27,959                      8,672
Car wash equipment sales and service.................................       25,930                     12,693
Corporate............................................................        5,592                      7,515
                                                                     -------------              -------------

Total capital expenditures...........................................$     231,243              $      58,317
                                                                     =============              =============

10.      FINANCING FEES

         The Company offers a retail financing program for the purpose of assisting one of its subsidiary's water filtration and purification customers (dealers) in obtaining financing through an arrangement with an unrelated lending company. As compensation for its services, the Company receives fees based on amounts financed. Net fees for the six months ended June 30, 1999 and 1998 aggregated $373,784 and $385,471, respectively, and are included in revenues.

11.      SUPPLEMENTAL CASH FLOW INFORMATION

         For the six months ended June 30, 1999 and 1998, the Company paid $324,438 and $356,614, respectively, for interest.

12.      COMMITMENTS AND CONTINGENCIES

         (a) The Company leases vehicles and office/warehouse space under operating leases which expire through 2003. Total rent expense aggregated $86,505 and $116,767, for the six months ended June 30, 1999 and 1998, respectively.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO JUNE 30, 1999 AND 1998)

         (b) The Company has entered into a distribution agreement with Ryko Manufacturing Company ("Ryko"). Under the terms of the agreement, the Company is the exclusive distributor of Ryko car wash equipment in the South Florida region. The distribution agreement provides that the Company sells directly or receives a commission on all Ryko equipment sold within its region. The distribution agreement is due to expire in 1999. However, it provides for automatic renewal upon the achievement of certain sales goals which aggregate approximately $1,800,000 per year for 1998 and 1999. The Company exceeded such goals and is awaiting the finalization of a renewed distribution agreement.

         (c) The Company has adopted a 401(k) employee savings and retirement plan. Under the provisions of the Plan, the Company may elect to match each employee's contribution to the Plan at the rate of 50% in Company Common Stock. The Common Stock is restricted stock and vests over a two year period on a quarterly basis. During the six months ended June 30, 1999 and 1998, the Company contributed 52,147 and 18,231 shares of restricted Common Stock valued at $28,613 and $14,813, respectively.

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

13.      SUBSEQUENT EVENT

         In July 1999, pursuant to the 401(k) employee savings and retirement plan described in Note 12(c), the Company contributed 13,986 shares of restricted Common Stock valued at $10,490.

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

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 1999 AND 1998

         Presented below are the consolidated results of operations for the Company for the six months ended June 30, 1999 and 1998:

                                                     SIX MONTHS ENDED           SIX MONTHS ENDED
                                                     JUNE 30, 1999              JUNE 30, 1998
                                                     -------------              -------------

Revenues                                             $  12,130,350              $    13,442,365
Cost of revenues                                         7,282,740                    8,160,683
                                                         ---------                    ---------

Gross profit                                             4,847,610                    5,281,682
Operating expenses                                       4,090,717                    6,971,447
                                                         ---------                    ---------

Income (loss) from operations                              756,893                   (1,689,765)
Interest expense, net                                     (364,601)                    (383,100)
                                                          ---------                   ---------

Net income (loss)                                    $     392,292              $    (2,072,865)
                                                           =======                   ==========

Earnings (loss) per common share-basic               $        0.14               $        (0.76)
                                                              ====                         ====

Earnings (loss) per common share-diluted             $        0.14               $        (0.76)
                                                              ====                         ====


          Revenues decreased by $1,312,015, or 9.8%, from $13,442,365 for the six months ended June 30, 1998, to $12,130,350 for the six months ended June 30, 1999. Of this decrease, $1,228,504 was attributable to lower sales generated by the commercial and residential water filtration and purification segment and $342,302 was due to a decrease in revenues recognized by the car wash equipment sales and service segment; offset by a $258,791 increase in revenues derived by the industrial and municipal fluid handling and filtration segment.

          Cost of revenues decreased by $877,943, or 10.8%, from $8,160,683 for the six months ended June 30, 1998, to $7,282,740 for the six months ended June 30, 1999. As a percentage of revenues, these amounts represented 60.7% for 1998, as compared to 60% for 1999. The decrease in cost of revenues as a percentage of revenues primarily was due to efficiencies realized through the purchasing process.

          Gross profit decreased $434,072, or 8.2%, from $5,281,682 for the six months ended June 30, 1998 to $4,847,610 for the six months ended June 30, 1999, which, as a percentage of revenues, represented an increase from 39.3% to 40%, respectively, for such periods.

          The Company's operating expenses decreased $2,880,730, or 41.3%, from $6,971,447 for the six months ended June 30, 1998 to $4,090,717 for the six months ended June 30, 1999. As a percentage of revenues, these expenses decreased from 51.9% for 1998 to 33.7% for 1999. Of the $2,880,730 decrease, $1,974,853 related to the recognition of non-recurring charges, of which $1,052,039 was due to the permanent impairment of certain of the Company's operating subsidiaries' intangible assets during the six months ended June 30, 1998. The Company incurred no such non-recurring charges during the six months ended June 30, 1999. The remaining $905,877 decrease in operating expenses was primarily in the expense categories of payroll and related expenses ($593,810); provisions for doubtful accounts and notes ($140,810); travel and related expenses ($101,892); and depreciation and amortization ($65,508). Management evaluates operating expenses on a regular basis, and as such, adjusts resources allocated to cover such expenses. Optimum levels of operating expenses are targeted and adjusted according to business levels in order to provide maximum efficiency and effectiveness.

          Net interest expense decreased $18,499, or 4.8%, from $383,100 for the six months ended June 30, 1998 to $364,601 for the six months ended June 30, 1999. This decrease was mainly attributable to lower interest rates on outstanding debt balances for the six months ended June 30, 1999, as compared to the six month period ended June 30, 1998.

          Principally as a result of the factors described above, the Company achieved net income of $392,292 for the six months ended June 30, 1999, compared to a net loss of $(2,072,865) incurred for the six months ended June 30, 1998.

FINANCIAL CONDITION AND LIQUIDITY

          At June 30, 1999, the Company had $641,356 of cash and cash equivalents, working capital of $156,438, assets of $14,512,841, long-term debt, net of current maturities, of $2,529,351 and stockholders' equity of $5,689,262. The Company's operating activities provided $1,207,071 of cash resulting from an increase in accounts payable and accrued expenses ($480,833); a decrease in inventory ($447,521); net income ($392,292); depreciation and amortization ($310,902); a decrease in other assets ($50,192); the pension contribution paid through the issuance of Common Stock ($28,613); a decrease in prepaids and other ($27,365); and the provision for doubtful accounts and notes ($1,004); offset by an increase in accounts receivable ($531,651). Investing activities used $182,499 of cash due to capital expenditures

($231,243); offset by payments received on notes receivable ($48,744). Financing activities used $956,345 of cash due to repayments of notes payable and long-term debt ($7,727,583); offset by the net proceeds from issuance of notes payable and long-term debt ($6,771,238).

          Management expects to continue to make acquisitions to expand the Company's markets. As consideration for an acquisition, the Company may issue Common Stock, Preferred Stock, or other securities, notes or cash. Since cash may be required either to consummate acquisitions, or to fund the operations of new or existing businesses, including $2,650,707 of current maturities of long-term debt, management may, from time to time, investigate and pursue various types of financing that are available to the Company. These include, but are not limited to, private placements, secondary offerings, bridge financings, debentures, lines of credit and asset-based loans. While management believes that financing will be available for the Company to not only fund its current operations, but also to fund its acquisition program, there can be no assurance such financing will be on terms reasonably acceptable to the Company.

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

CAPITAL EXPENDITURE REQUIREMENTS

          During the six months ended June 30, 1999, the Company spent $231,243 on capital expenditures mainly relating to the development of a new computer system to be implemented by all of the Company's subsidiaries and the purchase of machinery and equipment at FSDA. During 1999, the Company intends to utilize approximately $150,000 more to purchase additional machinery and equipment, most specifically at FSDA, and to complete the development of the above noted computer system. The Company does not presently anticipate any significant additional capital expenditures other than those noted above and those relating to future acquisitions.

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

          During 1999, the Company will complete the implementation of its new computer system to use 4-digit year fields and will therefore believe itself to be "Year 2000" compliant. The aggregate cost of such implementation is anticipated to be approximately $200,000, and the Company does not believe that it will experience any material disruption in its operations with respect thereto.

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

                                                     AQUA CARE SYSTEMS, INC.
                                                     Registrant



Dated:  July 26, 1999                                /S/ WILLIAM K. MACKEY
                                                     --------------------------
                                                     William K. Mackey
                                                     Chairman of the Board
                                                     President
                                                     Chief Executive Officer
                                                     Treasurer







Dated:  July 26, 1999                                /S/ GEORGE J. OVERMEYER
                                                     --------------------------
                                                     George J. Overmeyer
                                                     Corporate Controller

                                 EXHIBIT INDEX


EXHIBIT                        DESCRIPTION
-------                        -----------

  27.1                Financial data schedule