Form 10QSB
period 1999-09-30
AQUA CARE SYSTEMS INC /DE/
filed 1999-10-28
CIK 910566

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended SEPTEMBER 30, 1999

[ ]      TRANSITION REPORT UNDER SECTION 13 OR (15d) OF THE EXCHANGE ACT

                For the transition period from ____________ to
                  ____________

                         Commission File Number 0-22434

                             AQUA CARE SYSTEMS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              DELAWARE                                13-3615311
----------------------------------------   -------------------------------------
      (State or other jurisdiction of        (IRS Employer Identification No.)
      incorporation or organization)

                 11820 N.W. 37TH STREET, CORAL SPRINGS, FL 33065
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 796-3338
                  --------------------------------------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                           Yes  __X__     No _______

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                    NUMBER OF SHARES OUTSTANDING
                                                         ON OCTOBER 26, 1999
                                                    ----------------------------
                  CLASS
                  -----

Common Stock,  $ .001 Par Value                             2,883,166
                                                            ---------


         Transitional small business disclosure format:

                          Yes ________   No __X__

                             AQUA CARE SYSTEMS, INC.


                                 INDEX TO 10-QSB


PART I.   FINANCIAL INFORMATION

          ITEM 1.    Consolidated Balance Sheets as of September 30, 1999 and
          -------    December 31, 1998

                     Consolidated Statements of Operations for the three months ended September 30, 1999 and September 30, 1998

                     Consolidated Statements of Operations for the nine months ended September 30, 1999 and September 30, 1998

                     Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and September 30, 1998

                     Notes to Consolidated Financial Statements

          ITEM 2.    Management's Discussion and Analysis of Financial Condition
          ------- and Results of Operations for the nine months ended September 30, 1999 and September 30, 1998

PART II.  OTHER INFORMATION

          ITEM 1.    Legal Proceedings
          -------

          ITEM 4.    Submission of Matters to a Vote of Security Holders
          -------

          ITEM 6.    Exhibits and Reports on Form 8-K
          -------
                                      - 2 -

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------  --------------------

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

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                 (UNAUDITED WITH RESPECT TO SEPTEMBER 30, 1999)

                                                                                SEPTEMBER 30,       DECEMBER 31,
                                                                                   1999                 1998
                                                                              ---------------      --------------
ASSETS

Current assets

     Cash and cash equivalents................................................$       476,030      $      573,129
     Accounts receivable, net of allowance for
       doubtful accounts of $160,000 and $260,000                                   2,586,431           2,858,990
     Inventory................................................................      1,976,884           2,609,472
     Current maturities of notes receivable...................................         48,000              72,744
     Prepaids and other.......................................................        189,582             237,087
                                                                              ---------------      --------------

Total current assets..........................................................      5,276,927           6,351,422

Property, plant and equipment, net............................................      5,003,322           4,837,671
Intangible assets, net........................................................      2,790,024           2,996,871
Notes receivable, less current maturities.....................................         44,000              80,000
Other assets..................................................................        248,442             301,484
                                                                              ---------------      --------------

Total assets..................................................................$    13,362,715      $   14,567,448
                                                                              ===============      ==============

LIABILITIES
Current liabilities
     Accounts payable.........................................................$     1,743,881      $    1,751,847
     Accrued expenses.........................................................      1,213,337           1,285,841
     Current maturities of long-term debt.....................................      2,098,568           2,560,439
     Indebtedness to related party............................................        125,000             125,000
                                                                              ---------------      --------------

Total current liabilities.....................................................      5,180,786           5,723,127

Long-term debt, less current maturities.......................................      2,400,864           3,575,964
                                                                              ---------------      --------------

Total liabilities.............................................................      7,581,650           9,299,091
                                                                              ---------------      --------------

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par; 5,000,000 shares
       authorized, none outstanding...........................................             --                  --
     Common stock, $.001 par; 30,000,000 shares
       authorized, 2,866,446 and 2,800,313 shares
       issued and outstanding.................................................          2,866               2,800
     Additional paid-in capital...............................................     16,967,523          16,928,486
     Deficit..................................................................    (11,189,324)        (11,662,929)
                                                                              ---------------      --------------

Total stockholders' equity....................................................      5,781,065           5,268,357
                                                                              ---------------      --------------

Total liabilities and stockholders' equity....................................$    13,362,715      $   14,567,448
                                                                              ===============      ==============

          See accompanying notes to consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                         FOR THE THREE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                           1999                  1998
                                                                     ---------------       ---------------
         Revenues....................................................$     5,379,825       $     6,848,610

         Cost of revenues............................................      3,025,181             4,261,270
                                                                     ---------------       ---------------

         Gross profit................................................      2,354,644             2,587,340
                                                                     ---------------       ---------------

         Operating expenses:
              Selling, general and administrative....................      1,938,126             2,005,992
              Depreciation and amortization..........................        165,450               163,947
              Provision for doubtful accounts and notes..............          1,009                41,609
                                                                     ---------------       ---------------

         Total operating expenses....................................      2,104,585             2,211,548
                                                                     ---------------       ---------------

         Income from operations......................................        250,059               375,792

         Interest expense, net.......................................       (168,746)             (214,971)
                                                                     ---------------       ---------------

         Net income..................................................$        81,313       $       160,821
                                                                     ===============       ===============

         Earnings per common share - basic...........................$          0.03       $          0.06
                                                                     ===============       ===============

         Earnings per common share - diluted.........................$          0.03       $          0.06
                                                                     ===============       ===============

          See accompanying notes to consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                          FOR THE NINE MONTHS ENDED
                                                                                SEPTEMBER 30,

                                                                           1999                  1998
                                                                     ---------------       ---------------

         Revenues....................................................$    17,510,175       $    20,290,975

         Cost of revenues............................................     10,307,921            12,421,953
                                                                     ---------------       ---------------

         Gross profit................................................      7,202,254             7,869,022
                                                                     ---------------       ---------------

         Operating expenses:
              Selling, general and administrative....................      5,716,937             7,407,176
              Depreciation and amortization..........................        476,352               540,357
              Provision for doubtful accounts and notes..............          2,013               183,423
              Provision for impairment of intangible assets..........             --             1,052,039
                                                                     ---------------        --------------

         Total operating expenses....................................      6,195,302             9,182,995
                                                                     ---------------       ---------------

         Income (loss) from operations...............................      1,006,952            (1,313,973)

         Interest expense, net.......................................       (533,347)             (598,071)
                                                                     ---------------       ---------------

         Net income (loss)...........................................$       473,605       $    (1,912,044)
                                                                     ===============       ===============

         Earnings (loss) per common share - basic....................$          0.17       $         (0.70)
                                                                     ===============       ===============

         Earnings (loss) per common share - diluted..................$          0.17       $         (0.70)
                                                                     ===============       ===============

          See accompanying notes to consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           FOR THE NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                           1999                  1998
                                                                     ---------------       ---------------

         OPERATING ACTIVITIES:
         Net income (loss)...........................................$       473,605       $    (1,912,044)
         Adjustments to reconcile net income (loss) to
         net cash provided by (used in) operating activities:
              Provision for doubtful accounts and notes..............          2,013               183,423
              Provision for impairment of intangible assets..........             --             1,052,039
              Depreciation and amortization..........................        476,352               540,357
              Pension contribution paid through issuance of
                 Common Stock........................................         39,103                62,788
         Changes in assets and liabilities:
              Decrease (increase) in accounts receivable.............        270,546              (885,584)
              Decrease in costs and estimated
                 earnings in excess of billings......................             --               124,244
              Decrease in inventory..................................        632,588               482,183
              Decrease (increase) in prepaids and other..............         47,505               (78,802)
              Decrease in other assets...............................         53,042                25,226
              (Decrease) increase in accounts payable and accrued
                 expenses............................................        (80,470)              189,162
                                                                     ---------------       ---------------

         Net cash provided by (used in) operating activities.........      1,914,284              (217,008)
                                                                     ---------------       ---------------


         INVESTING ACTIVITIES:
              Payments received on notes receivable..................         60,744                62,100
              Capital expenditures...................................       (435,156)             (251,005)
                                                                     ---------------       ---------------

         Net cash used in investing activities.......................       (374,412)             (188,905)
                                                                     ---------------       ---------------


         FINANCING ACTIVITIES:
              Proceeds from issuance of notes payable and
                 long-term debt......................................     10,332,064            11,957,374
              Repayment of notes payable and
                 long-term debt......................................     11,969,035           (11,429,531)
                                                                     ---------------       ---------------

         Net cash (used in) provided by financing activities.........     (1,636,971)              527,843
                                                                     ---------------       ---------------

         Net (decrease) increase in cash and cash equivalents........        (97,099)              121,930

         Cash and cash equivalents, beginning of period..............        573,129               654,932
                                                                     ---------------       ---------------

         Cash and cash equivalents, end of period....................$       476,030       $       776,862
                                                                     ===============       ===============

          See accompanying notes to consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED WITH RESPECT TO SEPTEMBER 30, 1999 AND 1998)

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

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED WITH RESPECT TO SEPTEMBER 30, 1999 AND 1998)

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments consist principally of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued expenses and long-term debt. The carrying amounts of such financial instruments as reflected in the consolidated balance sheets approximate their estimated fair values as of September 30, 1999 and December 31, 1998. The estimated fair values are not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

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

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED WITH RESPECT TO SEPTEMBER 30, 1999 AND 1998)

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

2.       INVENTORY

                                                       SEPTEMBER 30, 1999          DECEMBER 31, 1998
                                                       ------------------          -----------------
Materials and purchased parts.............................$   1,897,698              $   1,798,051
Work in process...........................................       79,186                    811,421
                                                          -------------              -------------

Total inventory...........................................$   1,976,884              $   2,609,472
                                                          =============              =============

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED WITH RESPECT TO SEPTEMBER 30, 1999 AND 1998)

3.       PROPERTY, PLANT AND EQUIPMENT

                                                                   SEPTEMBER 30, 1999          DECEMBER 31, 1998
                                                                   ------------------          -----------------
Land and buildings...................................................$   2,745,427              $   2,745,427
Machinery and equipment..............................................    2,754,051                  2,323,455
Furniture and fixtures...............................................      653,792                    652,726
Leasehold improvements...............................................       30,944                     27,450
                                                                     -------------              -------------

                                                                         6,184,214                  5,749,058
Less accumulated depreciation........................................   (1,180,892)                  (911,387)
                                                                     -------------              -------------

Net property, plant and equipment....................................$   5,003,322              $   4,837,671
                                                                     =============              =============

4.       INTANGIBLE ASSETS

                                                                   SEPTEMBER 30, 1999          DECEMBER 31, 1998
                                                                   ------------------          -----------------
Goodwill.............................................................$   4,134,266              $   4,134,266
Less accumulated amortization........................................   (1,344,242)                (1,137,395)
                                                                     -------------              -------------

Net intangible assets................................................$   2,790,024              $   2,996,871
                                                                     =============              =============

5.       LONG-TERM DEBT

                                                                   SEPTEMBER 30, 1999          DECEMBER 31, 1998
                                                                   ------------------          -----------------
12% note payable, interest only payable quarterly with a
balloon payment of $1,150,000 due June 2003, collateralized
by substantially all of the assets of the Company................... $ 1,150,000                  $ 1,200,000

Prime plus 2%, (10.25% at September 30, 1999), revolving credit lines, providing for borrowings, subject to certain collateral requirements and loan covenants, of up to $3,500,000 through
June 2000, principally collateralized by accounts receivable
and inventory of FSDA, (See (b) below)...............................    725,005                    1,486,876

Prime plus 2.5%, (10.75% at September 30, 1999), note payable, principal and interest payable monthly with an estimated
balloon payment of approximately $400,000 due June 2000,
principally collateralized by land and buildings of FSDA,
(See (b) below)......................................................    636,800                      899,600

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED WITH RESPECT TO SEPTEMBER 30, 1999 AND 1998)

                                                                   SEPTEMBER 30, 1999          DECEMBER 31, 1998
                                                                   ------------------          -----------------
Prime plus 2.5%, (10.75% at September 30, 1999), note payable, principal and interest payable monthly with an estimated
balloon payment of approximately $130,000 due June 2000,
principally collateralized by machinery and equipment of FSDA,
(See (b) below)......................................................    223,200                      320,400

11% note payable, principal and interest payable monthly with an estimated balloon payment of approximately $600,000 due March
2001, collateralized by all the assets of FSDA, (See (b) below)......  1,314,499                    1,674,499

9.25% mortgage note payable, principal and interest payable monthly with an estimated balloon payment of approximately $360,000 due
June 2001, collateralized by land and building of ACSI...............    399,215                      412,642

Prime plus 1%, notes payable, issued in connection with the
acquisition of CWES, paid in April 1999..............................         --                       80,000

9.50% note payable, principal and interest payable monthly through
June 2002, collateralized by substantially all of the assets of GFSI.     50,713                       62,386
                                                                     -----------                    ---------

                                                                       4,499,432                    6,136,403

Less current maturities..............................................  2,098,568                   (2,560,439)
                                                                     -----------                  -----------

Total long-term debt.................................................$ 2,400,864                  $ 3,575,964
                                                                     ===========                  ===========

At September 30, 1999, maturities of long-term debt are:

                               2000                           $   2,098,568
                               2001                               1,233,252
                               2002                                  17,612
                               2003                               1,150,000
                                                              -------------

                                                              $   4,499,432
                                                              =============

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED WITH RESPECT TO SEPTEMBER 30, 1999 AND 1998)

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

6.       RELATED PARTY BALANCES AND TRANSACTIONS

INDEBTEDNESS TO RELATED PARTY                                      SEPTEMBER 30, 1999          DECEMBER 31, 1998
-----------------------------                                      ------------------          -----------------
10% unsecured notes payable to a former affiliated
entity, matured October 1994.........................................$     125,000              $     125,000
                                                                     =============              =============

         Interest expense on related party indebtedness aggregated $9,375 for each of the nine months ended September 30, 1999 and 1998.

7.       INCOME TAXES

         At September 30, 1999 and December 31, 1998, the Company has approximately $7,400,000 and $7,550,000, respectively, of net operating loss carryforwards expiring through 2011, for both financial reporting and income tax purposes. Changes in ownership of greater than 50% occurred as a result of the Company's issuances of Common Stock which resulted in an approximate $760,000 annual limitation being imposed upon the future utilization of approximately $6,300,000 of the Company's net operating losses for tax purposes. Realization of the approximate $2,780,000 and $2,840,000 deferred tax assets at September 30, 1999 and December 31, 1998, respectively, resulting mainly from the available net operating loss carryforwards, is not considered more likely than not and accordingly, a valuation allowance has been recorded for the full amount of such assets.

         The reconciliation of the effective income tax rate to the Federal and State statutory rate is as follows:

                                                                            1999                      1998
----------------------------------------------------------------------------------------------------------
Federal and State income tax rate                                         37.63%                   (37.63%)
Effect of net operating loss carryfoward and valuation allowance         (37.63%)                   37.63%
                                                                         -------                   -------

Effective income tax rate                                                   0.0%                      0.0%
                                                                         =======                   =======

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED WITH RESPECT TO SEPTEMBER 30, 1999 AND 1998)

8.       EQUITY TRANSACTIONS

         (a) At September 30, 1999, the Company has two stock option plans, which are described below. The Company applies APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations in accounting for options granted to employees. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

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

         (b) As of September 30, 1999 and December 31, 1998, respectively, the Company has reserved an aggregate 993,100 and 933,100 shares of Common Stock for issuance upon exercise of options and warrants.

         (c) The following reconciles the components of the earnings per share computation:

FOR THE NINE MONTHS ENDED SEPTEMBER 30,       1999                                                    1998
------------------------------------------------------------------------------------------------------------------------------------
                           INCOME             SHARES               PER-SHARE        LOSS              SHARES           PER-SHARE
                           (NUMERATOR)        (DENOMINATOR)        AMOUNT           (NUMERATOR)       (DENOMINATOR)    AMOUNT
------------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per
common share
Net income (loss)           $473,605           2,841,900           $0.17            $(1,912,044)      2,732,733        $(0.70)
                                                                   =====                                                =====

Effect of dilutive
securities
Options                           --                  --              --                     --
Warrants                          --                  --              --                     --
                            --------           ---------                            -----------        ---------
Earnings (loss) per
common share
assuming dilution
Net income (loss)           $473,605           2,841,900           $0.17            $(1,912,044)       2,732,733       $(0.70)
                            ========           =========           =====            ===========        =========        =====

9.       SEGMENT INFORMATION

         The Company's reportable segments are strategic businesses that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Company primarily evaluates the operating performance of its segments based on the categories noted in the table below. During the nine months ended September 30, 1999 and 1998, the Company had no intercompany sales.

         Financial information for the Company's business segments is as follows:

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED WITH RESPECT TO SEPTEMBER 30, 1999 AND 1998)


                                                                           FOR THE NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                          1999                       1998
                                                                       -----------              ------------
REVENUES
--------

Industrial and municipal fluid handling and filtration...............$  11,376,728             $   11,633,054
Commercial and residential water filtration and purification.........    3,531,609                  5,212,685
Car wash equipment sales and service.................................    2,601,838                  3,445,236
Corporate............................................................           --                         --
                                                                     -------------              -------------

Total revenues.......................................................$  17,510,175              $  20,290,975
                                                                     =============              =============

OPERATING INCOME (LOSS)
-----------------------

Industrial and municipal fluid handling and filtration...............$     791,407              $    (401,781)
Commercial and residential water filtration and purification.........      613,506                   (518,153)
Car wash equipment sales and service.................................       97,381                    449,993
Corporate............................................................     (495,342)                  (844,032)
                                                                     --------------             --------------

Total operating income (loss)........................................$   1,006,952              $  (1,313,973)
                                                                     =============              =============

DEPRECIATION AND AMORTIZATION
-----------------------------

Industrial and municipal fluid handling and filtration...............$     192,429              $     220,977
Commercial and residential water filtration and purification.........      149,670                    185,730
Car wash equipment sales and service.................................       96,750                     96,750
Corporate............................................................       37,503                     36,900
                                                                     -------------              -------------

Total depreciation and amortization..................................$     476,352              $     540,357
                                                                     =============              =============

INTEREST EXPENSE, NET
---------------------

Industrial and municipal fluid handling and filtration...............$     376,538              $     492,337
Commercial and residential water filtration and purification.........           --                         --
Car wash equipment sales and service.................................          876                     11,401
Corporate............................................................      155,933                     94,333
                                                                     -------------              -------------

Total interest expense, net..........................................$     533,347              $     598,071
                                                                     =============              =============

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED WITH RESPECT TO SEPTEMBER 30, 1999 AND 1998)


                                                                             FOR THE NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,
                                                                          1999                       1998
                                                                       -----------              ------------
TOTAL ASSETS
------------

Industrial and municipal fluid handling and filtration...............$   7,699,416              $   9,068,418
Commercial and residential water filtration and purification.........    2,560,839                  3,252,952
Car wash equipment sales and service.................................    1,726,049                  1,941,335
Corporate............................................................    1,376,411                  1,626,756
                                                                     -------------              -------------

Total assets.........................................................$  13,362,715              $  15,889,461
                                                                     =============              =============

CAPITAL EXPENDITURES
--------------------

Industrial and municipal fluid handling and filtration...............$     336,198              $     178,132
Commercial and residential water filtration and purification.........       45,106                     26,676
Car wash equipment sales and service.................................       31,418                     33,379
Corporate............................................................       22,434                     12,818
                                                                     -------------              -------------

Total capital expenditures...........................................$     435,156              $     251,005
                                                                     =============              =============

10.      FINANCING FEES

         The Company offers a retail financing program for the purpose of assisting one of its subsidiary's water filtration and purification customers (dealers) in obtaining financing through an arrangement with an unrelated lending company. As compensation for its services, the Company receives fees based on amounts financed. Net fees for the nine months ended September 30, 1999 and 1998 aggregated $570,561 and $585,007, respectively, and are included in revenues.

11.      SUPPLEMENTAL CASH FLOW INFORMATION

         For the nine months ended September 30, 1999 and 1998, the Company paid $465,038 and $526,563, respectively, for interest.

12.      COMMITMENTS AND CONTINGENCIES

         (a) The Company leases vehicles and office/warehouse space under operating leases which expire through 2003. Total rent expense aggregated $131,421 and $176,607, for the nine months ended September 30, 1999 and 1998, respectively.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (UNAUDITED WITH RESPECT TO SEPTEMBER 30, 1999 AND 1998)

         (b) The Company has entered into a distribution agreement with Ryko Manufacturing Company ("Ryko"). Under the terms of the agreement, the Company is the exclusive distributor of Ryko car wash equipment in the South Florida region. The distribution agreement provides that the Company sells directly or receives a commission on all Ryko equipment sold within its region. Pursuant to the most recent extension issued by Ryko, the distribution agreement is due to expire in March 2000.

         (c) The Company has adopted a 401(k) employee savings and retirement plan. Under the provisions of the Plan, the Company may elect to match each employee's contribution to the Plan at the rate of 50% in Company Common Stock. The Common Stock is restricted stock and vests over a two year period on a quarterly basis. During the nine months ended September 30, 1999 and 1998, the Company contributed 66,133 and 96,591 shares of restricted Common Stock valued at $39,103 and $62,788, respectively.

         (d) On April 9, 1997 Long Trail Brewing Company filed a complaint against EnviroSystems Supply, Inc., a wholly owned subsidiary of the Company, in Windsor Superior Court in the County of Windsor in the State of Vermont; Docket number S216-5-97Wrcv. The complaint alleges, among other matters, breach of express warranty and specific performance of certain of the parameters of the written agreement for the purchase of a waste water treatment plant designed to treat the industrial waste water generated at the Plaintiff's brewing facility. Management believes, based on facts presently known, that if the outcome of such legal proceedings is determined adverse to the Company, such determination could have a material adverse effect on the Company's financial position, liquidity, or future results of operations. The Company has provided for what it believes to be the estimated probable loss in connection with this matter.

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

13.      SUBSEQUENT EVENTS

         a) In October 1999, pursuant to the 401(k) employee savings and retirement plan described in Note 12(c), the Company contributed 16,720 shares of restricted Common Stock valued at $13,063.

         b) In October 1999, the Company refinanced a mortgage collateralized by land and building located in Coral Springs, Florida. The new mortgage has an initial principal balance of $570,000 and a term of fifteen years. Principal and interest are to be paid in equal monthly installments beginning in November 1999. Such mortgage bears interest at the rate of 8.5% for the first five years. The interest rate will be adjusted in October 2004 and October 2009, each time to one-half percent over the Wall Street Journal Prime Rate.

         c) In October 1999, the Company entered into a one year consulting agreement with a financial advisory concern. In conjunction with such agreement, the Company issued 200,000 warrants to purchase shares of Common Stock at exercise prices ranging from $2.20 to $4.35 per share. The warrants become exercisable in October 2000 and expire in October 2003.

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

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

         Presented below are the consolidated results of operations for the Company for the nine months ended September 30, 1999 and 1998:

                                                     NINE MONTHS ENDED                  NINE MONTHS ENDED
                                                     SEPTEMBER 30, 1999                 SEPTEMBER 30, 1998
                                                     ------------------                 ------------------
Revenues                                             $        17,510,175                $        20,290,975
Cost of revenues                                              10,307,921                         12,421,953
                                                              ----------                         ----------

Gross profit                                                  7,202,254                          7,869,022
Operating expenses                                            6,195,302                          9,182,995
                                                              ---------                          ---------

Income (loss) from operations                                 1,006,952                          (1,313,973)
Interest expense, net                                          (533,347)                          (598,071)
                                                               ---------                          ---------

Net income (loss)                                    $          473,605                 $        (1,912,044)
                                                                =======                          ==========

Earnings (loss) per common share-basic               $            0.17                  $             (0.70)
                                                                  ====                           ==========

Earnings (loss) per common share-diluted             $            0.17                  $             (0.70)
                                                                  ====                           ==========

          Revenues decreased by $2,780,800, or 13.7%, from $20,290,975 for the nine months ended September 30, 1998, to $17,510,175 for the nine months ended September 30, 1999. Of this decrease, $1,681,076 was attributable to lower sales generated by the commercial and residential water filtration and purification segment, $843,398 was due to a decrease in revenues recognized by the car wash equipment sales and service segment and $256,326 was attributable to lower revenues earned by the industrial and municipal fluid handling and filtration segment.

          Cost of revenues decreased by $2,114,032, or 17.0%, from $12,421,953 for the nine months ended September 30, 1998, to $10,307,921 for the nine months ended September 30, 1999. As a percentage of revenues, these amounts represented 61.2% for 1998, as compared to 58.9% for 1999. The decrease in cost of revenues as a percentage of revenues primarily was due to efficiencies realized through the purchasing process.

          Gross profit decreased $666,768, or 8.5%, from $7,869,022 for the nine months ended September 30, 1998 to $7,202,254 for the nine months ended September 30, 1999, which, as a percentage of revenues, represented an increase from 38.8% to 41.1%, respectively, for such periods.

          The Company's operating expenses decreased $2,987,693, or 32.5%, from $9,182,995 for the nine months ended September 30, 1998 to $6,195,302 for the nine months ended September 30, 1999. As a percentage of revenues, these expenses decreased from 45.3% for 1998 to 35.4% for 1999. Of the $2,987,693 decrease, $1,974,853 related to the recognition of non-recurring charges, of which $1,052,039 was due to the permanent impairment of certain of the Company's operating subsidiaries' intangible assets during the nine months ended September 30, 1998. The Company incurred no such non-recurring charges during the nine months ended September 30, 1999. The remaining $1,012,840 decrease in operating expenses was primarily in the expense categories of payroll and related expenses ($828,904) and provisions for doubtful accounts and notes ($181,410). Management evaluates operating expenses on a regular basis, and as such, adjusts resources allocated to cover such expenses. Optimum levels of operating expenses are targeted and adjusted according to business levels in order to provide maximum efficiency and effectiveness.

          Net interest expense decreased $64,724, or 10.8%, from $598,071 for the nine months ended September 30, 1998 to $533,347 for the nine months ended September 30, 1999. This decrease was mainly attributable to lower average interest rates on outstanding debt balances for the nine months ended September 30, 1999, as compared to the nine month period ended September 30, 1998.

          Principally as a result of the factors described above, the Company achieved net income of $473,605 for the nine months ended September 30, 1999, compared to a net loss of $(1,912,044) incurred for the nine months ended September 30, 1998.

FINANCIAL CONDITION AND LIQUIDITY

          At September 30, 1999, the Company had $476,030 of cash and cash equivalents, working capital of $96,141, assets of $13,362,715, long-term debt, net of current maturities, of $2,400,864 and stockholders' equity of $5,781,065. The Company's operating activities provided $1,914,284 of cash resulting from a decrease in inventory ($632,588); depreciation and amortization ($476,352); net income ($473,605); a decrease in accounts receivable ($270,546); a decrease in other assets ($53,042); a decrease in prepaids and other ($47,505); the pension contribution paid through the issuance of Common Stock ($39,103); and the provision for doubtful accounts and notes ($2,013); offset by a decrease in accounts payable and accrued expenses ($80,470). Investing activities used $374,412 of cash due to capital expenditures

($435,156); offset by payments received on notes receivable ($60,744). Financing activities used $1,636,971 of cash due to repayments of notes payable and long-term debt ($11,969,035); offset by the net proceeds from issuance of notes payable and long-term debt ($10,332,064).

          Management expects to continue to make acquisitions to expand the Company's markets. As consideration for an acquisition, the Company may issue Common Stock, Preferred Stock, or other securities, notes or cash. Since cash may be required either to consummate acquisitions, or to fund the operations of new or existing businesses, including $2,098,568 of current maturities of long-term debt, management may, from time to time, investigate and pursue various types of financing that are available to the Company. These include, but are not limited to, private placements, secondary offerings, bridge financings, debentures, lines of credit and asset-based loans. While management believes that financing will be available for the Company to not only fund its current operations, but also to fund its acquisition program, there can be no assurance such financing will be on terms reasonably acceptable to the Company.

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

CAPITAL EXPENDITURE REQUIREMENTS

          During the nine months ended September 30, 1999, the Company spent $435,156 on capital expenditures mainly relating to the development of a new computer system to be implemented by all of the Company's subsidiaries and the purchase of machinery and equipment at FSDA. During the remaining three months of 1999, the Company intends to utilize approximately $100,000 more to purchase additional machinery and equipment, most specifically at FSDA, and to complete the development of the above noted computer system. The Company does not presently anticipate any significant additional capital expenditures other than those noted above and those relating to future acquisitions.

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

          During 1999, the Company will complete the implementation of its new computer system to use 4-digit year fields and will therefore believe itself to be "Year 2000" compliant. The aggregate cost of such implementation is anticipated to be approximately $250,000, and the Company does not believe that it will experience any material disruption in its operations with respect thereto.

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

INFLATION

          The Company has not been materially affected by the impact of inflation.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

                  On April 9, 1997 Long Trail Brewing Company filed a complaint against EnviroSystems Supply, Inc., a wholly owned subsidiary of the Company, in Windsor Superior Court in the County of Windsor in the State of Vermont; Docket number S216-5-97Wrcv. The complaint alleges, among other matters, breach of express warranty and specific performance of certain of the parameters of the written agreement for the purchase of a waste water treatment plant designed to treat the industrial waste water generated at the Plaintiff's brewing facility. Management believes, based on facts presently known, that if the outcome of such legal proceedings is determined adverse to the Company, such determination could have a material adverse effect on the Company's financial position, liquidity, or future results of operations. The Company has provided for what it believes to be the estimated probable loss in connection with this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

                  On July 30, 1999, the Annual Meeting of Stockholders of Aqua Care Systems, Inc. was held, at which the following actions were taken:

                  1. The following shares of Common Stock represented at the Annual meeting were voted in the election of Directors as follows:

=============================================================================================================================
                                NUMBER VOTING                  FOR                             WITHHOLD AUTHORITY
-----------------------------------------------------------------------------------------------------------------------------
William K. Mackey               2,508,104                      2,405,287                       102,817
-----------------------------------------------------------------------------------------------------------------------------
Norman J. Hoskin                2,508,104                      2,405,287                       102,817
-----------------------------------------------------------------------------------------------------------------------------
James P. Cefaratti              2,508,104                      2,405,287                       102,817
-----------------------------------------------------------------------------------------------------------------------------
David K. Lucas                  2,508,104                      2,405,287                       102,817
-----------------------------------------------------------------------------------------------------------------------------
Peter C. Rossi                  2,508,104                      2,405,287                       102,817
=============================================================================================================================

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      EXHIBITS
                           --------

                           27.1 Financial data schedule

                  (b)      REPORTS ON FORM 8-K
                           -------------------

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

                                            AQUA CARE SYSTEMS, INC.
                                            Registrant


Dated:  October 26, 1999                    /S/ WILLIAM K. MACKEY
                                            ----------------------------
                                            William K. Mackey
                                            Chairman of the Board
                                            President
                                            Chief Executive Officer
                                            Treasurer




Dated:  October 26, 1999                    /S/ GEORGE J. OVERMEYER
                                            -----------------------------
                                            George J. Overmeyer
                                            Corporate Controller

                                 EXHIBIT INDEX

EXHIBIT                    DESCRIPTION
-------                    -----------

27.1         Financial Data Schedule