Form 10KSB40
period 1999-12-31
AQUA CARE SYSTEMS INC /DE/
filed 2000-03-28
CIK 910566

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

_X_   ANNUAL REPORT UNDER SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Fiscal Year Ended DECEMBER 31, 1999

___   TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to ___________

                         Commission File Number 0-22434

                             AQUA CARE SYSTEMS, INC.
                     --------------------------------------
                 (Name of small business issuer in its charter)

         DELAWARE                                13-3615311
-------------------------------                ----------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)               Identification No.)

                   11820 NW 37 STREET, CORAL SPRINGS, FL 33065
               --------------------------------------------------
               (Address of principal executive offices)(Zip Code)

         Issuers's telephone number: (954) 796-3338

         Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                                TITLE OF CLASSES
                                ----------------

                          Common Stock, $.001 par value

                Page 1 of 42, (including pages F-1 through F-18)
                            Index to Exhibits Page 23

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes  _X_                    No ___

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

         Issuer's revenues for its most recent fiscal year: $23,356,260

         The aggregate market value of the voting stock held by non-affiliates of the Registrant (computed by reference to the average bid and asked prices of such stock) as of February 29, 2000 was approximately $6,342,669.

         There were 2,899,506 shares of Common Stock, $.001 par value, outstanding at February 29, 2000.

         Transitional Small Business Disclosure Format (check one):

                  Yes       ;               No  X
                      ---                      --

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

         The Company has implemented a strategy to focus on the critical fluid handling and filtration needs of the process industries and believes there are excellent opportunities for profitable growth in these markets. ACSI's ability to successfully implement its strategy is supported by the acquisition of the filtration systems and metering pump businesses from Durco International, Inc. in June 1997. These businesses focus on providing added value to customers through end user price and quality enhancement by providing specially designed high end products to meet the technically demanding needs in their respective markets. ACSI's plan is to substantially increase its presence in the fluid handling and filtration markets. The Company intends to selectively invest in internal growth and pursue additional acquisitions that may enhance its existing competencies, market presence and overall profitability.

         In addition to the Company's focus on opportunities in the fluid handling and filtration businesses, it continues to provide management services to its other operating subsidiaries. The Company has organized its active, wholly owned subsidiaries into three divisions; (a) industrial and municipal fluid handling and filtration, (b) commercial and residential water filtration and purification and (c) car wash equipment sales and service.

ACQUIRED SUBSIDIARIES

         Since inception, the Company acquired several businesses including Filtration Systems Division, ("FSDA"), DuraMeter Pump Company, Inc., ("DMPC"), and Gravity Flow Systems, Inc., ("GFSI"), in the industrial and municipal fluid handling and filtration markets; KISS International, Inc., ("KISS"), and Di-tech Systems, Inc., ("DTSI"), both engaged in commercial and residential water filtration and purification businesses and Car Wash Equipment & Supply, Ryko of South Florida, Inc., ("CWES"), involved in car wash equipment sales and service.

         The Company will continue to engage in acquisitions which may result in a substantial change in ACSI's business operations and financial condition. As consideration for any acquisition, in addition to the payment of cash, ACSI may issue notes, common stock, preferred stock, or other securities. It is intended that key employees of acquired companies generally will become employees of the subsidiaries and, as such, will hold management positions in such subsidiaries. ACSI does not intend to seek stockholder approval for any acquisitions unless required by applicable laws or regulations. No such acquisitions have occurred since 1997, and currently there are no acquisitions pending. There can be no assurance that any acquisitions will be consummated during 2000.

DISPOSED SUBSIDIARIES

         During the fourth quarter of 1998, the Company consummated the sales of the assets of Midwest Water Technologies, ("MWTI"), and EnviroSystems Supply, Inc., ("ESSI"). MWTI could not generate enough profits, nor cash flow, since its acquisition due to its increasingly competitive market pressures and lack of distinguishing products and ESSI was inextricably linked to specific niches in the capital equipment market which precluded it from garnering revenues and margins acceptable to meet management's current standards. (See Note 11 of "Notes to Consolidated Financial Statements".)

OPERATIONS

             INDUSTRIAL AND MUNICIPAL FLUID HANDLING AND FILTRATION.

         FSDA manufactures (a) filter presses, (b) pressure leaf filters and (c) tubular filters. All three types of filters are large units used in industrial applications. The demand for each filter is based on the solids concentration in the fluid, level of purification required and the flow rate of the liquid used in the process. These manufactured products, along with the technical expertise of the employee base, allow FSDA to address the filtration and separation needs of its customers, such as those found in food and beverage processing, chemical manufacture, and oil and gas refining. FSDA has approximately 40 years of experience in supplying quality systems and components to the process industries.

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

         Pressure leaf filters are large vessel type filters used for liquids containing medium level solids concentration and for use when a high level of clarification is desirable. Pressure leaf filters are used in chemical, pharmaceutical and beverage applications to remove sub-micronic solids from a liquid. Generally, a liquid is pumped into a closed vessel, which contains a filter septum and out through a discharge pipe leaving behind the trapped solids. As compared to filter presses, the leaf filters separate smaller particles down to one-tenth micron removal, and they can handle high flow rates and discharge wet or dry cakes.

         Tubular filters are much smaller than filter presses or pressure leaf filters and allow for the highest flow rate, although with the lowest solids concentration. Tubular filters can be used for such applications as mineral acids clarification and for the ultra pure water needs for applications such as semiconductor manufacturing.

         The management of FSDA believes that the market for its products is driven by global production growth and the increasing needs for, and benefits from, eliminating unwanted contaminants to ensure safe and/or constant quality products. Specific factors creating new application requirements include improved detection and monitoring levels, environmental consciousness and cost savings to recycle certain elements. Management's goal is to seek market opportunities where it believes it has a competitive advantage through value added systems engineering and competence demonstrated through a large base of successful installations. FSDA sells its products and services through regional sales managers who work with independent representatives selling to engineering firms and directly to end-users. FSDA intends to support its sales effort with print advertising in trade journals, trade show attendance, direct marketing and public relations. As a result of the systems project nature of the business, revenues and operating income can vary significantly on a month to month basis.

         DMPC's products add a liquid or gas to another liquid or gas process in precise and reproducible volumetric requirements. DMPC's metering pumps are primarily used in the chemical and petro-chemical markets. This entity features three main pump models which are available in numerous configurations. DMPC offers one of the market's most recently designed product lines, the development of which was supported by the financial resources of the previous owner. Based on that design advantage, DMPC focuses on special application market segments for solutions requiring highly engineered products. Management believes that the growth of its market is driven by general economic growth, as well as industry cost efficiency mandates. DMPC sells its products and services through regional sales managers primarily to independent representatives, distributors and original equipment manufacturers. The selling effort focuses on both engineering firms who typically purchase large quantities of pumps as part of major systems installations and directly to end users. DMPC has not historically relied on marketing programs to sell its products, but intends to implement both distributor marketing programs and selective direct marketing.

         GFSI's product line is comprised of Wedgewater(TM) filter bed systems for sludge de-watering, lateral flow sludge thickener systems and Wedgewater(TM) sieve systems. The patented Wedgewater(TM) filter bed system generally is utilized by municipalities servicing populations of 30,000 or less and utilizes one-sixth to one-tenth the space of traditional systems and requires significantly less time to de-water sludge as compared with conventional sand/gravel filter beds. Several other advantages to this technology include, but are not limited to, lower operating and maintenance costs, exceptional reliability and improved operating environments. Since inception, GFSI has sold and installed over 350 systems through 30 domestic and international representatives.

         COMMERCIAL AND RESIDENTIAL WATER FILTRATION AND PURIFICATION.

         The Company owns two operating subsidiaries in the residential water filtration and purification industries. KISS, which operates in southern California, is a manufacturer and distributor of water filtration and purification products primarily for residential applications. It owns molds for various major components, such as filter housings, membrane housings and control valves. KISS distributes its products through dealers, distributors and wholesalers throughout the United States and internationally. DTSI, located in the same facility as KISS, produces a line of water purification and ion exchange cartridges that it markets under the Di-tech brand name through dealers and distributors primarily to original equipment manufacturers.

         KISS and DTSI assemble the majority of their product lines. Their products are installed by the Company's dealers or shipped as finished goods to wholesalers and retailers. KISS manufactures and sells its products to dealers who in turn re-sell the products to their customers. In some cases, KISS and DTSI bundle their respective products into a package and sell such packages as whole house water solutions. ACSI offers consumers financing of their purchases from ACSI's dealers through a third party. For the years ended December 31, 1999 and 1998, the Company recognized approximately $757,000 and $852,000, respectively, in net revenues from this financing activity. Because of the competitive nature of these businesses, the profits from the financing contribute a significant amount to the entities' profits. In connection with this financing activity, the Company assumes no credit risk, but could share in the risk associated with dealer fraud. (See Notes 10 and 13(d) of "Notes to Consolidated Financial Statements".)

         CAR WASH EQUIPMENT SALES AND SERVICE.

         CWES is the exclusive distributor in the seven southern counties of Florida for the sale, installation and continuing service contracts of the equipment and supplies of Ryko Manufacturing Company, ("RYKO"), the largest manufacturer of car wash equipment in the United States. The management of CWES believes that it has in excess of an 80% share of its market of rollover car washes in its territory. CWES' customers include, but are not limited to, certain major national oil companies, independently owned and operated gasoline distributorships and car wash companies.

SUPPLIERS

         There are several manufacturers and suppliers of the components used in the manufacturing and assembly of the Company's products. ACSI purchases raw materials and supplies on terms, usually net 30 days, and to a lesser extent, on a cash on delivery basis. The Company believes that it generally is not dependent on any one supplier for products or components utilized by the subsidiaries. CWES, however, is dependent on a single supplier, Ryko Manufacturing Company ("Ryko"). CWES is the exclusive distributor in South Florida for the sale, installation and service of Ryko's rollover car wash equipment. Such exclusive distributorship prohibits CWES from selling, installing and/or servicing any car wash equipment from another manufacturer or supplier. The distributor agreement provides that CWES sells directly or receives a commission on all Ryko equipment sold within its region. The agreement is scheduled to expire in November 2000, however, it provides for automatic renewal upon the achievement of certain sales goals. CWES expects to meet such goals.

INSURANCE

         The Company maintains limited product liability insurance. ACSI has not had a successful significant product liability claim asserted against it since inception. A substantial products liability claim, determined adverse to ACSI, could have a material adverse effect on the Company's operations and financial condition.

BUSINESS SEGMENT INFORMATION

         ACSI's operations consist of three business segments, other than corporate expenses, for financial reporting purposes; (a) industrial and municipal fluid handling and filtration, (b) commercial and residential water filtration and purification and (c) car wash equipment sales and service. (See
Note 9 of "Notes to Consolidated Financial Statements" for a summary of selected information for such business segments for the years ended December 31, 1999 and 1998.)

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

COMPETITION

         In the filtration systems and metering pump markets, the Company's management believes that there is a fragmented specialized approach to satisfying customers' needs. The Company attempts to compete in market segments characterized by demand for quality, technologically superior products and service. However, the Company does compete against companies with substantially greater resources, including U.S. Filter and Milton Roy.

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

EMPLOYEES

         As a result of the 1997 acquisition of FSDA and DMPC, the Company became a party to a collective bargaining agreement with the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers, A.F.L. - C.I.O. The Company negotiated changes to the existing agreement and, in July 1997, a collective bargaining agreement was ratified for the period covering July 17, 1997 through July 21, 2000. Such agreement applies solely to 33 employees of FSDA and DMPC. During February 2000, the Company initiated negotiations toward the ratification of a new collective bargaining agreement. As of the date of this report, no such new agreement has, as of yet, been ratified. Neither the Company nor any of its subsidiaries are subject to any other collective bargaining agreements.

         As of February 29, 2000, ACSI and its subsidiaries had 124 full-time employees. ACSI believes its employee relations to be satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY.

         In connection with the acquisition of FSDA and DMPC in June 1997, the Company purchased approximately 80 acres of land and three buildings encompassing approximately 110,000 square feet in Angola, New York. The buildings are comprised of (a) the manufacturing and assembly facility for FSDA, (approximately 70,000 square feet), (b) the manufacturing and assembly, engineering and administrative facilities of DMPC, (approximately 30,000 square feet), and (c) the administrative office building which contains divisional management and purchasing, sales, engineering and administration for FSDA and the administrative and sales offices of GFSI, (approximately 10,000 square feet). The above noted properties are encumbered by a mortgage covering the land and buildings securing a note bearing interest at prime plus 1.25%, (10% at March 14, 2000). The note is payable, principal and interest monthly, with an estimated balloon payment of approximately $715,000 due June 2005. The note balance as of March 14, 2000 was $1,055,000. (See Note 5(b) of "Notes to Consolidated Financial Statements").

         ACSI purchased land and a building in Coral Springs, Florida in July 1996. Such facility encompasses approximately 18,000 square feet of office and warehouse area and houses ACSI's corporate offices, as well as the entire operations and administration of CWES. The property is encumbered by a first mortgage lien covering the land and building. The secured note bears interest at the fixed rate of 8.5% and is payable, principal and interest monthly, through October 2014. The mortgage balance at February 29, 2000 was $563,861.

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

ITEM 3.  LEGAL PROCEEDINGS.

         On April 9, 1997 Long Trail Brewing Company filed a complaint against EnviroSystems Supply, Inc., a wholly owned subsidiary of the Company, in Windsor Superior Court in the County of Windsor in the State of Vermont; Docket number S216-5-97Wrcv. The complaint alleges, among other matters, breach of express warranty and specific performance of certain of the parameters of the written agreement for the purchase of a waste water treatment plant designed to treat the industrial waste water generated at the Plaintiff's brewing facility. The Company's insurance carrier is defending the claim under a reservation of rights. Management believes, based on facts presently known, that if the outcome of such legal proceedings is determined adverse to the Company, such determination could have a material adverse effect on the Company's financial position, liquidity, or future results of operations. The Company has reserved for the estimated probable loss in connection with this matter.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted during the fourth quarter of the fiscal year ended December 31, 1999 to a vote of security holders of the Company, through the solicitation of proxies, or otherwise.

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

                                        HIGH         LOW
                                        ----         ---
             Quarter ended
               March 31, 1998          $3-5/16     $1-7/16
               June 30, 1998           $3-21/32    $2-1/2
               September 30, 1998      $2-9/16     $15/32
               December 31, 1998       $1-5/8      $19/32
               March 31, 1999          $1-3/8      $3/4
               June 30, 1999           $1-1/2      $7/8
               September 30, 1999      $1-13/16    $1-1/4
               December 31, 1999       $1-15/16    $1-3/16

             Period ended
               February 29, 2000       $3-1/8      $1-1/2

          The Company had 63 owners of record and, it believes, in excess of 1,500 beneficial owners of its Common Stock as of February 29, 2000.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

          The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this Annual Report on Form 10-KSB.

BUSINESS PLAN

          ACSI was formed for the purpose of pursuing acquisitions, primarily in the non-chemical waste water treatment and water filtration and purification industries. It has since expanded its pursuit of acquisitions to include the fluid handling and filtration and car wash equipment markets. ACSI is a holding company which, through its subsidiaries, operates businesses that it has acquired with the intent to build an integrated fluid handling, filtration and purification equipment manufacturing, distribution and service entity. ACSI desires to offer a variety of products and technologies through its acquisitions of companies, assets or businesses, which will provide added value to customers through end user price and quality enhancement by providing specially designed high end products to meet the technically demanding needs in their respective markets. ACSI intends to selectively invest in internal growth and pursue additional acquisitions that may enhance its existing competencies, market presence and overall profitability.

          As a result of acquisitions and internal growth, the Company's revenues gradually increased through December 31, 1998. Subsequent to the disposal of ESSI and MWTI during the latter part of 1998, the Company began to be more selective in the pursuit of business in an overall effort to increase its gross margins. As a result of this plan, revenues decreased by 11.7%, with gross margins increasing by 10.5%, from 1998 to 1999. In achieving growth prior to 1999, the Company expended significant cash in making acquisitions and developing the operations of its wholly-owned subsidiaries. In this connection, see "Financial Condition and Liquidity" below.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 1999 AND 1998

          Presented below are the condensed consolidated results of operations for the Company for the years ended December 31, 1999 and 1998:

                                                               YEAR ENDED         YEAR ENDED
                                                           DECEMBER 31, 1999   DECEMBER 31, 1998
                                                           -----------------   -----------------
Revenues                                                       $ 23,356,260       $ 26,449,286
Cost of revenues                                                 13,528,461         16,362,350
                                                               ------------       ------------

Gross profit                                                      9,827,799         10,086,936
Operating expenses, other than provision for
     the impairment of intangible assets                          8,535,189         11,024,586
Provision for the impairment of intangible assets                        --          1,052,039
                                                               ------------       ------------

Income (loss) from operations                                     1,292,610         (1,989,689)
Interest expense, net                                              (731,170)          (857,344)
Other income                                                             --            150,000
                                                               ------------       ------------

Net income (loss)                                              $    561,440       $ (2,697,033)
                                                               ============       ============

Earnings (loss) per common share - basic                       $       0.20       $      (0.98)
                                                               ============       ============

Earnings (loss) per common share - diluted                     $       0.20       $      (0.98)
                                                               ============       ============

          Revenues decreased by $3,093,026, or 11.7%, from $26,449,286 for the year ended December 31, 1998, to $23,356,260 for the year ended December 31, 1999. $2,485,982 of this decrease was due to the disposal of certain of the Company's subsidiaries during 1998. (See Note 11 in "Notes to Consolidated Financial Statements".) Of the remaining decrease in revenues, $1,358,030 was due to a decrease in revenues recognized by the car wash equipment sales and service segment. This reduction was caused by cutbacks in equipment and service orders by certain major oil companies that had temporarily scaled down overall purchasing due to industry consolidation. Increases in revenues of $462,492 earned by the industrial and municipal fluid handling and filtration segment and in sales of $288,494 generated by the commercial and residential water filtration and purification segment partially offset the above noted decrease. Both such increases were mainly due to a more comprehensive internal and external sales effort and the augmentation of these segments' independent representative and dealer organizations.

          Cost of revenues decreased by $2,833,889, or 17.3%, from $16,362,350 for the year ended December 31, 1998, to $13,528,461 for the year ended December 31, 1999. As a percentage of revenues, these amounts represented 61.9% for 1998 as compared to 57.9% for 1999. The decrease in cost of revenues as a percentage of revenues primarily was due to more efficient and effective purchasing and overall management of the Company's production processes and the disposal of certain of the Company's subsidiaries during 1998. (See Note 11 in "Notes to Consolidated Financial Statements".) Cost of revenues as a percentage of revenues for the industrial and municipal fluid handling and filtration, commercial and residential water filtration and purification and car wash equipment sales and service segments were 58.1%, 63.5% and 48.9%, respectively, for the year ended December 31, 1999. Cost of revenues as a percentage of revenues of such segments, excluding subsidiaries disposed of during 1998, for the year ended December 31, 1998 were 60.7%, 64% and 52.6%, respectively. Cost of revenues as a percentage of revenues for the subsidiaries disposed of during 1998, aggregated 82.6% for the year ended December 31, 1998.

          Gross profit decreased $259,137 or 2.6% from $10,086,936 for the year ended December 31, 1998 to $9,827,799 for the year ended December 31, 1999, which, as a percentage of revenues, represented an increase from 38.1% to 42.1%, respectively, for such periods. Gross profit as a percentage of revenues for the industrial and municipal fluid handling and filtration, commercial and residential water filtration and purification and car wash equipment sales and service segments were 41.9%, 36.5% and 51.1%, respectively, for the year ended December 31, 1999. Gross profit as a percentage of revenues of such segments, excluding subsidiaries disposed of during 1998, for the year ended December 31, 1998 were 39.3%, 36% and 47.4%, respectively. Gross profit as a percentage of revenues for the subsidiaries disposed of during 1998, aggregated 17.4% for the year ended December 31, 1998.

          The Company's operating expenses decreased by $3,541,436, or 29.3%, from $12,076,625 for the year ended December 31, 1998, to $8,535,189 for the year ended December 31, 1999. As a percentage of revenues, these expenses decreased from 45.7% for 1998 to 36.5% for 1999. Of the $3,541,436 decrease, $1,974,851 related to the recognition of non-recurring charges, of which $1,052,039 was due to the permanent impairment of certain of the Company's operating subsidiaries' intangible assets and $922,812 consisted of provisions for doubtful accounts, existing claims and litigation and costs incurred relating to the termination of a proposed acquisition during the year ended December 31, 1998. The Company incurred no such non-recurring charges during the year ended December 31, 1999. Additionally, $835,353 in operating expenses were incurred by subsidiaries disposed of during 1998, (See Note 11 in "Notes to Consolidated Financial Statements"). The remaining

$731,232 decrease in operating expenses was primarily in the expense categories of payroll and related expenses ($608,100), travel expenses ($96,069), provisions for doubtful accounts and notes ($95,784), investor relations and similar expenses ($57,433) and depreciation and amortization ($21,986); partially offset by increased selling expenses, mainly in the form of payments to independent product representatives ($150,716). Management evaluates operating expenses on a regular basis, and as such, adjusts resources allocated to cover such expenses. Optimum levels of operating expenses are targeted and adjusted according to business levels in order to provide maximum efficiency and effectiveness.

          Interest expense, net, decreased $126,174, or 14.7%, from $857,344 for the year ended December 31, 1998 to $731,170 for the year ended December 31, 1999. This decrease was mainly attributable to lower average outstanding debt balances and interest rates on such outstanding debt balances for the year ended December 31, 1999, as compared to the year ended December 31, 1998.

          Principally as a result of the factors described above, the Company earned net income of $561,440 for the year ended December 31, 1999 as compared to incurring a net loss of $(2,697,033) for the year ended December 31, 1998. Due to the Company's net operating loss carryforwards, there was no income tax liability for 1999. (See Note 7 in "Notes to Consolidated Financial Statements".)

FINANCIAL CONDITION AND LIQUIDITY

          At December 31, 1999, the Company had $475,707 of cash and cash equivalents, working capital of $979,922, total assets of $14,217,345, long-term debt, net of current maturities, of $3,189,132 and stockholders' equity of $6,003,730. During 1999, the Company's operating activities provided $1,404,571 of cash, as a result of depreciation and amortization ($641,790); net income ($561,440); a decrease in inventory ($533,440); a decrease in other assets ($86,300); pension contribution paid through the issuance of Common Stock ($64,933); and provisions for doubtful accounts and notes ($2,013); offset by an increase in accounts receivable ($273,170); a decrease in accounts payable and accrued expenses ($174,743); and an increase in prepaids and other ($37,432). Investing activities used $591,260 due to capital expenditures ($664,004); offset by payments received on notes receivable ($72,744). Financing activities used $910,733 of cash, due to repayments of notes payable and long-term debt ($15,730,041); offset by the net proceeds from issuance of notes payable and long-term debt ($14,819,308).

          During March 2000, the Company completed the refinancing of debt remaining from the acquisition of the Filtration Systems Division of Durco International, Inc. in June 1997. In order to consummate such acquisition, Aqua Care incurred debt of approximately $5,200,000, which had since been paid down to approximately $1,800,000 through March 2000. Under the terms of the original financing, the Company had been paying approximately $120,000 per month in principal and interest since June 1997. Pursuant to the new consolidating arrangement, it will pay approximately $36,000 per month in principal and interest, representing an increase in cash flow of over $1,000,000 on an annual basis. Additionally, the interest rate on amounts refinanced is Prime plus 1.25%, (currently 10%); a significant reduction from the previous rates which included a fixed 11% rate, combined with Prime plus 2-2.5%. The refinanced debt maturity date, originally June 2, 2000, has been extended to June 2, 2005.

          Management expects to continue to make acquisitions to expand the Company's markets. As consideration for an acquisition, the Company may issue Common Stock, Preferred Stock, or other securities, notes or cash. Since cash may be required either to consummate acquisitions, or to fund the operations of new or existing businesses, including required principal payments related to approximately

$2,040,000 of current maturities of long-term debt, management may, from time to time, investigate and pursue various types of financing alternatives that are available to the Company. These may include, but are not limited to, private placements, secondary offerings, bridge financing, debentures, lines of credit and asset-based loans. While management believes that financing will be available for the Company to not only fund its current operations, but also to fund its acquisition program, there can be no assurance such financing will be on terms reasonably acceptable to the Company. No such acquisitions have occurred since 1997, and currently there are no acquisitions pending. There can be no assurance that any acquisitions will be consummated during 2000.

          A portion of the revenues of the Company, particularly through FSDA, have been, and are expected to continue to be, generated from foreign countries. For the years ended December 31, 1999 and 1998, export sales, principally to other countries within North America, Asia and South America, aggregated approximately $1,160,000 and $1,940,000, respectively. The Company invoices and receives substantially all remittances in U.S. dollars. Notwithstanding the fact that the Company expects its foreign contracts to be denominated in U.S. dollars, the Company is subject to the risks associated with fluctuations in the U.S. and foreign currencies and with political instability. In particular, if the U.S. dollar increases significantly as compared to foreign currencies, this could adversely impact the ability of the Company to secure orders and generate revenues in foreign countries.

CAPITAL EXPENDITURE REQUIREMENTS

          During the year ended December 31, 1999, the Company spent $664,004 on capital expenditures mainly relating to the purchase of machinery and equipment at FSDA and the purchase of new, and upgrade of existing, computer systems implemented by all of the Company's subsidiaries. During 2000, the Company intends to utilize approximately $200,000 to purchase additional machinery and equipment, most specifically at FSDA. The Company does not presently anticipate any significant additional capital expenditures other than those noted above and those relating to future acquisitions and the implementation of the Company's new computer system as noted below.

NEW ACCOUNTING STANDARDS

          Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", established accounting and reporting standards for derivative instruments and for hedging activities. It required that an entity recognize all derivatives as either assets or liabilities in the statement of financial positions and measure those instruments as fair value. The Statement applies to all entities and, as amended, is effective for all fiscal quarters of the fiscal years beginning after June 15, 2000. The Company did not engage in derivative instruments, nor hedging activities, in any periods presented in the consolidated financial statements.

YEAR 2000

          In the past, many computer software programs were written using two digit rather than four to define the applicable year. As a result, date sensitive computer software may recognize a date using "00" as the year 1900 rather than the Year 2000. This is generally referred to as the "Year 2000" issue. If this situation occurs, the potential exists for computer system failure or miscalculations by computer programs, which could disrupt operations.

          During 1999, the Company completed the implementation of its new, and upgrade of its existing, computer systems to use 4-digit year fields and believes itself to be "Year 2000" compliant. The aggregate cost of such projects was approximately $300,000, and the Company does not expect to incur significant costs relating to the "Year 2000" issue in the future. To date, the Company has not experienced any internal nor external problems relating to the "Year 2000" issue.

FORWARD LOOKING STATEMENTS

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

ITEM 7.   FINANCIAL STATEMENTS.

          See the consolidated financial statements and notes related thereto, beginning on page F-1, included in this Annual Report on Form 10-KSB.

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

          None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The names and ages, along with certain biographical information (based solely on information supplied by them), of the directors and executive officers of the Company are as follows:

             NAME                  AGE                  POSITIONS
--------------------------------------------------------------------------------

Norman J. Hoskin(1)(4)              65          Chairman of the Board of
                                                  Directors, President and
                                                Chief Executive Officer,
                                                  Treasurer and Secretary

James P. Cefaratti(1)(2)(3)(4)      57          Director

David K. Lucas(2)(3)                59          Director

Peter C. Rossi(2)(3)                51          Director
----------------------------------------
(1) Member of the Executive Committee
(2) Member of the Audit Committee
(3) Member of the Compensation Committee
(4) Member of the Nominating Committee

         Directors of the Company are elected to serve for a term of one year or until their successors are elected and qualify, or until their earlier death, resignation or removal. The Company's officers are appointed annually by, and serve at the pleasure of, the Board of Directors, subject to the terms of any employment agreements.

         Norman J. Hoskin has been Chairman of the Board of Directors of Aqua Care Systems, Inc. since December 1999 and was elected by the Board of Directors to serve as President and Chief Executive Officer and Treasurer of the Company upon the resignation of William K. Mackey in February 2000. Additionally, Mr. Hoskin has served as the Company's Secretary since his initial election to the Board of Directors in June 1995. He is also the Vice Chairman of American Artist Film Corporation, the Chairman of the Board of Corinthian Health Services, Inc. and has been Chairman and President of Bermuda International Capital Holdings, Ltd., since its inception in 1998. Mr. Hoskin was also the founder and former Chairman of Atlantic International Capital Holdings, Ltd., since its inception in 1993. He has also served as Senior Vice President of Rentar Industries Group and as President of Rentar Driver Services, Inc., one of the largest transportation, warehousing and banking conglomerates in the United States prior to the Deregulation Action of 1982. Mr. Hoskin has also served as Treasurer and a director of Trinitech Systems and as Chairman of the Board of Tapistron International. He has also acted as a director of Spintek Gaming and Consolidated Industries, a holding company for eight publicly listed companies. Mr. Hoskin received a Bachelor of Science degree from Wharton School of Business, University of Pennsylvania.

         James P. Cefaratti has been a director of the Company since January 1992. Since November 1998, Mr. Cefaratti has been a private investor. From November 1997 to November 1998, he served as President and Chief Operating Officer of Amedisys, Inc., a home health care provider. From June 1995 to December 1996, Mr. Cefaratti was President of Globalvision, Inc., a provider of laser radial keratotomy. From July 1993 until June 1995, he was a private investor. He served as President, CEO and a director of Home Intensive Care, Inc., a home infusion and dialysis company, from December 1989 to June 1993.

         David K. Lucas has been a director of the Company since September 1997. He has been an independent consultant performing sales and marketing consulting for various entities within the fluid filtration and treatment industries since 1988. From 1982 to 1988, Mr. Lucas served as the Vice President of Sales and Marketing of JWI, Inc. a filter press equipment manufacturing company. He was employed in the capacity of Corporate Marketing Manager of Parkson Corporation, a manufacturer of water pollution control capital equipment products from 1973 to 1981.

         Peter C. Rossi has been a director of the Company since July 1999. He has been employed by Bloomingdale Properties, Inc., an investing company, since 1983, having served as its Treasurer since 1985. From 1979 to 1983, Mr. Rossi was a Manager at the accounting firm of Deloitte and Touche. Rossi is a Certified Public Accountant and has been a member of the American Institute of Certified Public Accountants since 1981.

         Each director, who is not an employee of the Company, is currently remunerated at the rate of $1,500 per month which covers all meetings attended in person and telephonically. In addition, each director is granted options under the terms of the 1994 Outside Directors' Stock Option Plan to purchase 2,500 shares of Common Stock on the last business day of the year preceding the first Board of Directors meeting of each new calendar year at the then current bid price, subsequent to serving one full calendar year as a director. Such options are exercisable over the subsequent ten years and fully vest over a one-year period from the date of grant. Pursuant to this program, the Company has granted options under the aforementioned Plan as follows:

                                       NUMBER OF SHARES      OPTION PRICE RANGE
--------------------------------------------------------------------------------
Outstanding at January 1, 1998              82,500           $1.76 - $20.00
Granted                                     70,000           $1.19 - $1.64
Cancelled                                  (12,500)          $8.00
                                           -------

Outstanding at December 31, 1998           140,000           $1.19 - $20.00
Granted                                     17,500           $1.56 - $1.63
Cancelled                                       --                       --
                                           -------
Outstanding at December 31, 1999
  and February 29, 2000                    157,500           $1.19 - $20.00
                                           =======

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         The following table sets forth information for the years ended December 31, 1999, 1998 and 1997, representing compensation earned by the Chief Executive Officer of the Company as of the end of the fiscal year 1999 (the "Named Executive Officer"), in all capacities in which he served.

ANNUAL COMPENSATION

                                                                                                      LONG-TERM
                                                                                                    COMPENSATION
                                                                                  OTHER ANNUAL        NUMBER OF
    NAME AND PRINCIPAL POSITIONS           YEAR       SALARY      BONUS           COMPENSATION      OPTIONS GRANTED
-------------------------------------------------------------------------------------------------------------------
William K. Mackey(3)                        1999     $155,000   $25,000(1)          $7,200(2)             --
  Chairman of the Board, President and      1998     $155,000   $86,800(1)          $7,200(2)         100,000(3)
  Chief Executive Officer and Treasurer     1997     $160,962        --             $7,200(2)         150,000(3)

STOCK OPTION GRANTS IN 1999

         The following table contains information concerning the grant of stock options to the Named Executive Officer in 1999:

                                                          INDIVIDUAL GRANTS
                       ---------------------------------------------------------------------------------------
                                                          % OF TOTAL OPTIONS
                          NUMBER OF SECURITIES           GRANTED TO EMPLOYEES     EXERCISE PRICE    EXPIRATION
      NAME             UNDERLYING OPTIONS GRANTED           IN FISCAL YEAR           PER SHARE         DATE
--------------------------------------------------------------------------------------------------------------
William K. Mackey(3)               --                             --                    --              --

STOCK OPTION EXERCISES IN 1999 AND OPTION VALUES AT DECEMBER 31, 1999

         The following table provides information with respect to options exercised by the Named Executive Officer during 1999 and the number and value of securities underlying unexercised options held by the Named Executive Officer at December 31, 1999:

                                                               NUMBER OF SECURITIES                   VALUE OF UNEXERCISED
                                                          UNDERLYING UNEXERCISED OPTIONS              IN-THE-MONEY OPTIONS
                            SHARES                             AT DECEMBER 31, 1999                   AT DECEMBER 31, 1999
                           ACQUIRED        VALUE          --------------------------------    ----------------------------------
       NAME              ON EXERCISE      REALIZED         EXERCISABLE       UNEXERCISABLE    EXERCISABLE       UNEXERCISABLE
--------------------------------------------------------------------------------------------------------------------------------
William K. Mackey(3)         --              --               344,167               8,333           --                  --
-------------------------------------------------------------------------------------

(1)  Represents bonuses earned based upon parameters set forth in the Named Executive's Employment Agreement.
(2)  Represents a monthly auto expense allowance of $600.
(3)  Mr. Mackey  resigned from all positions held with the Company on February 28, 2000. In connection  therewith,  the Board of Directors extended the exercisable period of Mackey's options to purchase the Company's Common Stock to December 31, 2000.

EMPLOYMENT AGREEMENT

         On August 7, 1997, the Company entered into a five-year employment agreement with William K. Mackey, Chairman of the Board, President, Chief Executive Officer and Treasurer. The Agreement provided that Mr. Mackey would receive an annual base salary of $155,000, plus a bonus, if any, as determined by the Board of Directors. Mackey resigned from all positions held with the Company on February 28, 2000. In accordance with such resignation, the Board of Directors agreed to pay him $480,000 in equal installments of $40,000 per month beginning April 1, 2000, and extend all of his options to purchase the Company's Common Stock through December 31, 2000.

OUTSIDE DIRECTORS' PLAN AND PERFORMANCE EQUITY PLAN

         At December 31, 1999 the Company has two stock option plans, which are described below.

         OUTSIDE DIRECTORS' PLAN. The Company's shareholders have adopted the 1994 Outside Directors' Stock Option Plan (the "Outside Directors' Plan") for the Company's directors who are not employees or officers of the Company or its subsidiaries ("Eligible Directors") rendering advisory service to the Board of Directors. The Outside Directors' Plan has reserved an aggregate of 400,000 shares of Common Stock and provides for the grant of non-qualified stock options ("NQSOs") which have an exercise period extending for ten years from the date of the grant. The purchase price of the shares of Common Stock covered by each option granted under the Outside Directors' Plan is the fair market value of the shares as of the date of grant. Each Eligible Director who is newly-elected is granted an option to purchase not less than 2,500 and not more than 12,500 shares of the Common Stock of the Company on the date such director is initially elected or otherwise selected to the Board of Directors. The exact amount is determined by the directors serving prior to the effective date of the Outside Directors' Plan. All Eligible Directors are granted options to purchase 2,500 shares of the Common Stock of the Company on each December 31, if such Eligible Director has completed a full year of service as a member of the Board of Directors of the Company.

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

         OUTSTANDING AWARDS. Options to purchase an aggregate of 758,100 shares of the Company's Common Stock have been granted and are outstanding as of February 29, 2000, under the Outside Directors' Plan and Performance Equity Plan as follows:

                                      NUMBER OF SHARES       OPTION PRICE RANGE
--------------------------------------------------------------------------------

Outstanding at January 1, 1998             493,958           $1.64 - $20.00
Granted                                    200,450           $1.19 - $1.75
Cancelled                                  (81,808)          $1.64 - $8.00
                                           -------

Outstanding at December 31, 1998           612,600           $1.19 - $20.00
Granted                                    112,400           $1.00 - $1.63
Cancelled                                  (16,900)          $1.00 - $1.75
                                           -------

Outstanding at December 31, 1999           708,100           $1.00 - $20.00
Granted                                     50,000           $1.56
                                           -------

Outstanding at February 29, 2000           758,100           $1.00 - $20.00
                                           =======

         At December 31, 1999 and 1998, 575,830 and 315,259 options with weighted average option prices of $3.50 and $4.86, respectively, were exercisable.

         In January 2000, certain employees of the Company were granted options to purchase a total of 50,000 shares of Common Stock at $1.56 per share (market value at the date of grant). The above options expire ten years from the date of grant, and are exercisable one-third each year beginning one year from the date of grant.

401(K) PLAN

         In January 1994, the Company adopted a 401(k) employee savings and retirement plan. Under the provisions of the Plan, the Company may elect to match each employee's contribution to the Plan at the rate of 50% in Company Common Stock. The Common Stock is restricted stock and vests over a two-year period on a quarterly basis. During 1999 and 1998, the Company contributed 99,193 and 96,592 shares of restricted Common Stock valued at $64,933 and $62,788, respectively.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information as to the number of shares of Common Stock beneficially owned as of February 29, 2000, by (i) each person who is believed by the Company to be a beneficial owner of more than 5% of the outstanding Common Stock of the Company; (ii) each director of the Company;
(iii) the Named Executive Officer; and (iv) all directors and executive officers of the Company as a group.

                                             NUMBER OF        PERCENTAGE OF
NAME AND ADDRESS OF BENEFICIAL OWNER(1)    SHARES OWNED      COMMON STOCK(3)
--------------------------------------------------------------------------------

Norman J. Hoskin(4)                         48,750                1.7%

James P. Cefaratti(5)                       33,750                1.2%

David K. Lucas(6)                           22,575                   *

Peter C. Rossi(2)(7)                       572,500               19.7%

Aqua Care Systems, Inc.
  401(k) Savings Plan and Trust            237,147                8.2%

William K. Mackey(8)                       376,500               11.6%

Directors and executive officers,
   as a group, (four persons)              677,575(9)            22.8%

         Except as set forth below, all shares of Common Stock are directly owned and the sole investment and voting power are held by the entities noted.

(1) Except as otherwise set forth, the address for all of these individuals and entities is 11820 NW 37 Street, Coral Springs, FL 33065.

(2) The address for this person is 641 Lexington Avenue, 29th Floor, New York, NY 10022.

(3) Based upon 2,899,506 shares of Common Stock issued and outstanding as of February 29, 2000, of which 863,722 are included herein, along with 427,500 shares of Common Stock which such individuals have the right to acquire within sixty days of February 29, 2000.

(4)      Includes options to purchase 28,750 shares of Common Stock.

(5)      Includes options to purchase 33,750 shares of Common Stock.

(6)      Includes options to purchase 12,500 shares of Common Stock.

(7) Includes 572,500 shares of Common Stock of which the named person has shared dispositive power.

(8) Includes options to purchase 340,000 shares of Common Stock granted by the Company and additional options to purchase an aggregate of 12,500 shares of Common Stock granted by Kinder Investments, L.P. and Peter N. Christos.

(9)      Includes options to purchase 75,000 shares of Common Stock.

 *       Less than 1%.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         None.

                                     PART IV

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

   3.1 Certificate of Incorporation of the Registrant filed as Exhibit (3)-1 to the Company's Registration Statement on Form SB-2 (Registration No. 33-67252) is hereby incorporated herein by reference.
   3.2 By-laws of the Registrant filed as Exhibit 3.2 to the Company's Registration Statement on Form SB-2 (Registration No. 33-67252) is hereby incorporated by reference.
   10.1 Distribution Agreement between the Company and Ryko Manufacturing Company dated July 1, 1997 is hereby incorporated herein by reference.
   10.2 Employment Agreement dated August 7, 1997 by and between the Company and William K. Mackey is hereby incorporated herein by reference.
   10.3 Loans and Security Agreements, (Term Loan, Inventory and Term Loans, A/R Loan), dated June 4, 1997, between ACS Acquisition Corp. and Fidelity Funding of California, Inc. are hereby incorporated herein by reference.
   10.4 Debenture Purchase Agreement between the Company and Sirrom Capital Corporation, d/b/a Tandem Capital, dated June 30, 1998, is hereby incorporated by reference.
   10.5 Amended and Restated Loan and Security Agreement between ACS Acquisition Corp. and Guaranty Business Credit Corporation, d/b/a Fidelity Funding, dated March 14, 2000.
   21.1    Subsidiaries of the Registrant.
   27.1    Financial Data Schedule.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Coral Springs, State of Florida, on March 24, 2000.

                                AQUA CARE SYSTEMS, INC.


                                /S/ NORMAN J. HOSKIN
                                ------------------------------------------------
                                Norman J. Hoskin
                                Chairman of the Board, President and
                                Chief Executive Officer, Treasurer and Secretary

         KNOWN ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Norman J. Hoskin and George J. Overmeyer, and each of them, his attorney-in-fact with power of substitution for him in any and all capacities, to sign any amendments and supplements relating to this Annual Report on Form 10-KSB, or other instructions he deems necessary or appropriate, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                           TITLE                                           DATE
---------                           -----                                           ----
/S/ NORMAN J. HOSKIN                Chairman of the Board, President            March 24, 2000
--------------------------
Norman J. Hoskin                    and Chief Executive Officer,
                                    Treasurer and Secretary

/S/ GEORGE J. OVERMEYER             Vice President of Finance and               March 24, 2000
--------------------------
George J. Overmeyer                 Principal Accounting Officer

/S/ JAMES P. CEFARATTI              Director                                    March 24, 2000
--------------------------
James P. Cefaratti

/S/ DAVID K. LUCAS                  Director                                    March 24, 2000
--------------------------
David K. Lucas

/S/ PETER C. ROSSI                  Director                                    March 24, 2000
--------------------------
Peter C. Rossi

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      PAGE
                                                                     NUMBER
                                                                     ------

Report of Independent Certified Public Accountants                    F-2


Consolidated Balance Sheets
     as of December 31, 1999 and 1998                                 F-3


Consolidated Statements of Operations
     for the years ended December 31, 1999 and 1998                   F-4


Consolidated Statements of Stockholders' Equity
     for the years ended December 31, 1999 and 1998                   F-5


Consolidated Statements of Cash Flows
     for the years ended December 31, 1999 and 1998                   F-6


Notes to Consolidated Financial Statements                            F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors of
Aqua Care Systems, Inc.

         We have audited the accompanying consolidated balance sheets of Aqua Care Systems, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aqua Care Systems, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.



Miami, Florida                                          BDO Seidman, LLP
February 11, 2000, except for
  Note 5(b), which is as of March 14, 2000

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                            December 31,
                                                                                        1999             1998
                                                                                    ------------      ------------
ASSETS
Current assets
     Cash and cash equivalents................................................      $    475,707      $    573,129
     Accounts receivable, net of allowance
         for doubtful accounts of $160,000 and $260,000 .......................        3,130,147         2,858,990
     Inventory ................................................................        2,076,032         2,609,472
     Current maturities of notes receivable ...................................           48,000            72,744
     Prepaids and other .......................................................          274,519           237,087
                                                                                    ------------      ------------
Total current assets ..........................................................        6,004,405         6,351,422

Property, plant and equipment, net ............................................        5,135,675         4,837,671
Intangible assets, net ........................................................        2,721,081         2,996,871
Notes receivable, less current maturities .....................................           32,000            80,000
Other assets ..................................................................          324,184           301,484
                                                                                    ------------      ------------
Total assets..................................................................      $ 14,217,345      $ 14,567,448
                                                                                    ============      ============

LIABILITIES
Current liabilities
     Accounts payable.........................................................      $  2,068,094      $  1,751,847
     Accrued expenses .........................................................          794,851         1,285,841
     Current maturities of long-term debt .....................................        2,036,538         2,560,439
     Indebtedness to related party ............................................          125,000           125,000
                                                                                    ------------      ------------

Total current liabilities .....................................................        5,024,483         5,723,127

Long-term debt, less current maturities .......................................        3,189,132         3,575,964
                                                                                    ------------      ------------

Total liabilities .............................................................        8,213,615         9,299,091
                                                                                    ------------      ------------

COMMITMENTS, CONTINGENCIES AND SUBSEQUENT EVENTS

STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par; 5,000,000 shares
         authorized, none outstanding .........................................               --                --
     Common stock, $.001 par; 30,000,000 shares
         authorized, 2,899,506 and 2,800,313 shares
         issued and outstanding ...............................................            2,900             2,800
     Additional paid-in capital ...............................................       17,102,319        16,928,486
     Deficit ..................................................................      (11,101,489)      (11,662,929)
                                                                                    ------------      ------------

Total stockholders' equity ....................................................        6,003,730         5,268,357
                                                                                    ------------      ------------

Total liabilities and stockholders' equity....................................      $ 14,217,345      $ 14,567,448
                                                                                    ============      ============

          See accompanying notes to consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          For the year ended
                                                                             December 31,
                                                                     1999                  1998
                                                                ------------           ------------
Revenues ...................................................    $ 23,356,260           $ 26,449,286

Cost of revenues ...........................................      13,528,461             16,362,350
                                                                ------------           ------------

Gross profit ...............................................       9,827,799             10,086,936
                                                                ------------           ------------

Operating expenses:
     Selling, general and administrative ...................       7,893,399             10,319,778
     Depreciation and amortization .........................         641,790                704,808
     Provision for the impairment of intangible assets......              --              1,052,039
                                                                ------------           ------------

Total operating expenses ...................................       8,535,189             12,076,625
                                                                ------------           ------------

Income (loss) from operations ..............................       1,292,610             (1,989,689)

Interest expense, net ......................................        (731,170)              (857,344)

Other income ...............................................              --                150,000
                                                                ------------           ------------

Net income (loss) ..........................................    $    561,440           $ (2,697,033)
                                                                ------------           ------------

Earnings (loss) per common share - basic ...................    $       0.20           $      (0.98)
                                                                ============           ============

Earnings (loss) per common share - diluted .................    $       0.20           $      (0.98)
                                                                ============           ============


          See accompanying notes to consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                   COMMON STOCK
                                          ------------------------------     ADDITIONAL
                                                                               PAID-IN
                                             SHARES            AMOUNT          CAPITAL          DEFICIT           TOTAL
                                          ------------      ------------     ------------     ------------      ------------
           Amounts at January 1, 1998         2,703,782      $      2,704     $ 16,787,794     $ (8,965,896)     $  7,824,602


        Warrants issued in connection
            with the issuance of debt
             and consulting agreement               --                --           78,000               --            78,000


Contribution to Employee Benefit Plan           96,592                96           62,692               --            62,788

   Reversion of shares to the Company              (61)               --               --               --                --


                             Net loss               --                --               --       (2,697,033)       (2,697,033)
                                          ------------      ------------     ------------     ------------      ------------


         Amounts at December 31, 1998        2,800,313             2,800       16,928,486      (11,662,929)        5,268,357


        Warrants issued in connection
            with the issuance of debt
             and consulting agreement               --                --          109,000               --           109,000


Contribution to Employee Benefit Plan           99,193               100           64,833               --            64,933

                           Net income               --                --               --          561,440           561,440
                                          ------------      ------------     ------------     ------------      ------------


         Amounts at December 31, 1999        2,899,506      $      2,900     $ 17,102,319     $(11,101,489)     $  6,003,730
                                          ============      ============     ============     ============      ============


           See accompanying notes to consolidated financial statements

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    FOR THE YEAR ENDED
                                                                       DECEMBER 31,
                                                                 1999              1998
                                                             ------------      ------------
OPERATING ACTIVITIES:
Net income (loss)                                            $    561,440      $ (2,697,033)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
     Gain on sale of net assets                                        --          (150,000)
     Provision for doubtful accounts and notes                      2,013           326,948
     Depreciation and amortization                                641,790           704,808
     Provision for impairment of goodwill                              --         1,052,039
     Pension contribution paid through issuance of
        Common Stock                                               64,933            62,788
Changes in assets and liabilities net of effects
of businesses acquired and sold:
     (Increase) decrease in accounts receivable                  (273,170)          212,655
     Decrease in costs and estimated earnings
        in excess of billings                                          --           153,443
     Decrease in inventory                                        533,440           205,000
     Increase in prepaids and other                               (37,432)          (97,351)
     Decrease in other assets                                      86,300            19,685
     (Decrease) increase in accounts payable and accrued
        expenses                                                 (174,743)          485,888
                                                             ------------      ------------

Net cash provided by operating activities                       1,404,571           278,870
                                                             ------------      ------------

INVESTING ACTIVITIES:

     Payments received on notes receivable                         72,744           104,406
     Capital expenditures                                        (664,004)         (371,274)
     Payments received for sale of net assets                          --           210,275
                                                             ------------      ------------

Net cash used in investing activities                            (591,260)          (56,593)
                                                             ------------      ------------

FINANCING ACTIVITIES:

     Proceeds from issuance of notes payable and
        long-term debt                                         14,819,308        16,170,690
     Repayment of notes payable and
        long-term debt                                        (15,730,041)      (16,474,770)
                                                             ------------      ------------

Net cash used in financing activities                            (910,733)         (304,080)
                                                             ------------      ------------

Net decrease in cash and cash equivalents                         (97,422)          (81,803)
Cash and cash equivalents, beginning of year                      573,129           654,932
                                                             ------------      ------------

Cash and cash equivalents, end of year                       $    475,707      $    573,129
                                                             ============      ============


          See accompanying notes to consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS

         Aqua Care Systems, Inc. and subsidiaries, (the "Company" or "ACSI"), is engaged in the design, engineering, manufacturing, assembly, sales, marketing, distribution and service of filtration systems and products, flow control systems and products, water filtration and purification products and car wash equipment sales and service. Currently, it provides equipment sales and service for clients in the United States and abroad. Active subsidiaries include Filtration Systems Division of Aqua Care Systems, Inc., ("FSDA"), DuraMeter Pump Company, Inc., ("DMPC"), Gravity Flow Systems, Inc., ("GFSI"), KISS International, Inc., ("KISS"), Di-tech Systems, Inc., ("DTSI"), and Car Wash Equipment & Supply, Ryko of South Florida, Inc., ("CWES").

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

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         REVENUE RECOGNITION

         Equipment and parts sales are recognized when products are shipped, and service revenues are recognized as the services are performed. Additionally, the Company recognizes revenue on certain filtration systems contracts on the percentage of completion method, based generally on the ratio of costs incurred to date on the contract to the total estimated contract cost.

         INCOME TAXES

         Income taxes are accounted for using the liability approach under the provisions of Financial Accounting Standards No. 109.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments consist principally of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued expenses and long-term debt. Due to the short-term nature and variable rate on a significant portion of the Company's debt, management believes that the carrying amounts of such financial instruments as reflected in the consolidated balance sheets approximate their estimated fair value as of December 31, 1999 and 1998. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

         STOCK BASED COMPENSATION

         The Company recognizes compensation expense for its employee and director stock option incentive plans using the intrinsic value method of accounting. Under the terms of the intrinsic value method, compensation cost is the excess, if any, of the quoted market price of the stock at the grant date, or other measurement date, over the amount an employee must pay to acquire the stock.

         EARNINGS (LOSS) PER SHARE

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

         ADVERTISING COSTS

         The Company expenses production costs of print advertisements as of the first date the advertisements take place. Advertising expenses included in selling, general and administrative expenses for the years ended December 31, 1999 and 1998, were approximately $96,000 and $91,000, respectively.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         NEW ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement applies to all entities and is effective for all fiscal quarters of the fiscal years beginning after June 15, 2000. The Company did not engage in derivative instruments or hedging activities in any periods presented in the consolidated financial statements. Accordingly, management anticipates implementation of SFAS No. 133 will not have a material effect on the Company's financial position or results of operations.

2.       INVENTORY

                                   DECEMBER 31, 1999  DECEMBER 31, 1998
                                   -----------------  -----------------
Materials and purchased parts ...     $ 1,873,134      $ 1,798,051
Work in process .................         202,898          811,421
                                      -----------      -----------

Total inventory .................     $ 2,076,032      $ 2,609,472
                                      ===========      ===========

3.       PROPERTY, PLANT AND EQUIPMENT

                                   DECEMBER 31, 1999  DECEMBER 31, 1998
                                   -----------------  -----------------
Land and buildings ..............     $ 2,745,427      $ 2,745,427
Machinery and equipment .........       2,959,604        2,323,455
Furniture and fixtures ..........         677,087          652,726
Leasehold improvements ..........          30,944           27,450
                                      -----------      -----------

                                        6,413,062        5,749,058
Less accumulated depreciation ...      (1,277,387)        (911,387)
                                      -----------      -----------

Net property, plant and equipment     $ 5,135,675      $ 4,837,671
                                      ===========      ===========

4.       INTANGIBLE ASSETS

                                   DECEMBER 31, 1999  DECEMBER 31, 1998
                                   -----------------  -----------------
Goodwill ........................     $ 4,134,266      $ 4,134,266
Less accumulated amortization ...      (1,413,185)      (1,137,395)
                                      -----------      -----------

Net intangible assets ...........     $ 2,721,081      $ 2,996,871
                                      ===========      ===========

         During 1998, certain of the Company's subsidiaries, Gravity Flow Systems, Inc., Midwest Water Technologies, Inc. and EnviroSystems Supply, Inc., recognized impairments of net intangible assets, including goodwill, patents and trademarks, previously recorded aggregating $1,052,039. Such impairments were recognized as the Company did not expect positive future operating cash flows to be derived from such intangible assets.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.       LONG-TERM DEBT

                                                                                      DECEMBER 31, 1999      DECEMBER 31, 1998
                                                                                      -----------------      -----------------
12% note payable, interest only payable quarterly with a balloon payment of
$1,150,000 due June 2003, collateralized
by substantially all of the assets of the Company ..............................          $ 1,150,000           $ 1,200,000

Prime plus 2%, (10.5% at December 31, 1999), revolving credit lines, providing for borrowings, subject to certain collateral requirements and loan covenants, of up to $3,500,000 through June 2000, principally collateralized by accounts
receivable and inventory of FSDA and DMPC ......................................            1,527,655             1,486,876

Prime plus 2.5%, (11% at December 31, 1999), note payable, principal and interest payable monthly with an estimated balloon payment of approximately
$400,000 due June 2000, principally collateralized by property and plant of
FSDA and DMPC (See (b) below) ..................................................              549,200               899,600

Prime plus 2.5%, (11% at December 31, 1999), note payable, principal and interest payable monthly with an estimated balloon payment of approximately
$130,000 due June 2000, principally collateralized by machinery and equipment of
FSDA and DMPC (See (b) below) ..................................................              190,800               320,400

11% note payable, principal and interest payable monthly with an estimated balloon payment of approximately $600,000 due March 2001, collateralized by all the assets of FSDA and DMPC
(See (b) below) ................................................................            1,194,499             1,674,499

8.5% mortgage note payable, principal and interest payable monthly
through October 2014, collateralized by land and building of ACSI ..............              566,887                    --

9.50% note payable, principal and interest payable monthly through
June 2002, collateralized by substantially all of the assets of GFSI ...........               46,629                62,386

9.25% mortgage note payable, collateralized by land and building,
paid October 1999 ..............................................................                   --               412,642

Prime plus 1%, notes payable, paid April 1999 ..................................                   --                80,000
                                                                                          -----------           -----------

                                                                                            5,225,670             6,136,403

Less current maturities ........................................................           (2,036,538)           (2,560,439)
                                                                                          -----------           -----------

Total long-term debt ...........................................................          $ 3,189,132           $ 3,575,964
                                                                                          ===========           ===========

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 1999, scheduled maturities of long-term debt, are:

                      2000                           $  2,036,538
                      2001                                318,889
                      2002                                189,302
                      2003                              1,306,622
                      2004                                158,796
                   Thereafter                           1,215,523
                                                     ------------

                                                     $  5,225,670
                                                     ============

         (a) The weighted average interest rate of borrowing under the Company's revolving lines of credit was 10.1% and 10.6% for the years ended December 31, 1999 and 1998, respectively.

         (b) On March 14, 2000, the Company refinanced the above noted debt. In connection with such refinancing, the principal payments were reduced from $80,000 to $23,191 per month, and the interest rates were reduced from Prime plus 2.5% and 11% fixed to Prime plus 1.25%, (10% at March 14, 2000). Accordingly, $748,086 of short-term debt has been reclassified to long-term debt.

         (c) During July 1998, the Company received net proceeds of $1,465,847 from the issuance of $1,500,000 in secured subordinated debentures which bear interest at the rate of 12% per year. Such debentures are due June 2003 with no pre-payment penalty. Interest is due and payable on a quarterly basis beginning August 1998. In conjunction with the above noted financing, the Company issued 115,500 warrants to purchase the Company's Common Stock at an exercise price of $2.60 per share. The warrants contain certain call provisions based on the repayment of the debentures and certain market contingencies. Additionally, beginning June 30, 1999 and on each anniversary thereafter that such debentures remain outstanding, the Company has agreed to issue to the holder, 30,000 warrants with an exercise price equal to the average bid price for the 20 days prior to such anniversary dates. Based upon the aforementioned, on June 30, 1999, the Company issued 30,000 warrants to purchase the Company's Common Stock at an exercise price of $1.30 per share valued at $51,000 using the Black-Scholes pricing model. Such costs were deferred and are being amortized over the remaining term of the subordinated debentures.

         (d) The Company's loan agreements contain restrictive covenants which require the Company to, among other things, maintain a minimum tangible net worth and maintain certain financial ratios. Certain of such loans also provide that the lenders may, at their options, accelerate such loans as a result of, among other things, a material adverse change in the Company's financial position or results of operations. The lenders have not notified the Company that any such events have occurred, and the Company does not expect that such notice will be received.

6.       INDEBTEDNESS TO RELATED PARTY AND RELATED PARTY TRANSACTIONS

                                                                    DECEMBER 31, 1999          DECEMBER 31, 1998
                                                                    -----------------          -----------------
10% unsecured notes payable to a former affiliated
entity, matured October 1994......................................... $     125,000              $     125,000
                                                                      =============              =============

         Interest expense on related party indebtedness aggregated $12,500 for each of the years ended December 31, 1999 and 1998.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.       INCOME TAXES

         At December 31, 1999 and 1998, the Company has approximately $6,950,000 and $7,680,000, respectively, of net operating loss carryforwards expiring through 2018, for both financial reporting and income tax purposes. Changes in ownership in 1995 of greater than 50% occurred as a result of the Company's issuances of Common Stock which resulted in an approximate $760,000 annual limitation being imposed upon the future utilization of approximately $6,300,000 of the Company's net operating losses for tax purposes. Realization of the approximate $2,620,000 and $2,890,000 deferred tax assets at December 31, 1999 and 1998, respectively, resulting mainly from the available net operating loss carryforwards, is not considered more likely than not and accordingly, a valuation allowance has been recorded for the full amount of such assets.

         The reconciliation between the provisions (benefit) for income taxes and the amount which results from applying the federal statutory rate of 34% to income (loss) before income taxes is as follows:

                                                            1999           1998
                                                          -------         ------

Income tax expense (credit) at statutory federal rate       34.0%        (34.0)%
State taxes, net of federal benefits (taxes)                 3.6%         (2.3)%
Amortization of goodwill                                    16.7%           3.4%
Write-off of goodwill                                         --            8.6%
Other, net                                                 (5.5)%          10.1%
(Decrease) increase in valuation reserve                  (48.8)%          14.2%
                                                          -------         ------

Effective income tax rate                                    0.0%           0.0%
                                                          =======         ======

8.       EQUITY TRANSACTIONS

         (a) At December 31, 1999, the Company has two stock option plans, which are described below. The Company applies APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations in accounting for options granted to employees. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

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

         FASB Statement 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans has been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999 and 1998; no dividend yield for all years; expected volatility of 46 and 75 percent, respectively; risk-free interest rates of 5.6 and 5.6 percent, respectively and expected lives of 8.2 and 7.8 years, respectively.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Under the accounting provisions of FASB Statement 123, the Company's net income (loss) and net income (loss) per common share would have been as follows:
                                                       1999            1998
                                                    ---------     --------------

         Net income (loss)         As reported      $ 561,440     $ (2,697,033)
                                   Proforma         $ 501,380     $ (3,053,501)

         Net income (loss) per     As reported      $    0.20     $      (0.98)
         common share - basic      Proforma         $    0.18     $      (1.11)

         Net income (loss) per     As reported      $    0.20     $      (0.98)
         common share - diluted    Proforma         $    0.18     $      (1.11)

         A summary of the status of the Company's two fixed stock option plans as of December 31, 1999 and 1998, and changes during the years ending on those dates is presented below:

                                                DECEMBER 31, 1999                  DECEMBER 31, 1998
                                                -----------------                  -----------------
                                                                WEIGHTED-AVERAGE                  WEIGHTED-AVERAGE
                                                SHARES          EXERCISE PRICE     SHARES          EXERCISE PRICE
                                                ------------------------------------------------------------------
Outstanding at beginning of year                 612,600           $   3.40        493,958           $   4.00
Granted                                          112,400           $   1.41        200,450           $   1.69
Forfeited                                        (16,900)          $   1.31        (81,808)          $   2.77
                                                --------                          --------

Outstanding at end of year                       708,100           $   3.13        612,600           $   3.40
                                                =========                         ========

Options exercisable at year-end                  575,830           $   3.50        315,259           $   4.86
                                                =========                         ========

Weighted-average fair value of options
 granted during the year                        $   0.81                          $   1.30
                                                =========                         ========

         The following table summarizes information about fixed stock options outstanding at December 31, 1999.

                   OPTIONS OUTSTANDING                   OPTIONS EXERCISABLE
                   ----------------------------------    ---------------------------------------------------
                   NUMBER            WEIGHTED-AVERAGE                        NUMBER
RANGE OF           OUTSTANDING       REMAINING           WEIGHTED-AVERAGE    EXERCISABLE    WEIGHTED-AVERAGE
EXERCISE PRICES    AT 12/31/99       CONTRACTUAL LIFE    EXERCISE PRICE      AT 12/31/99    EXERCISE PRICE
---------------    -----------       ----------------    ------------------- -----------    ----------------
$ 1.00-2.99         640,600          7.7 years            $    1.83           508,330         $   1.91
$ 3.00-20.00         67,500          2.7 years            $   15.50            67,500         $  15.50
                    -------                                                   -------

$ 1.00-20.00        708,100          7.2 years            $    3.13           575,830         $   3.50
                    =======                                                   =======

         (b) As of December 31, 1999 and 1998, respectively, the Company has reserved an aggregate 1,203,600 and 933,100 shares of Common Stock for issuance upon exercise of options and warrants.

         (c) The following reconciles the components of the earnings per share computation:

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31,       1999                                       1998
------------------------------------------------------------------------------------------------------------------------------
                                       EARNINGS         SHARES         PER-SHARE  LOSS             SHARES         PER-SHARE
                                       (NUMERATOR)      (DENOMINATOR)  AMOUNT     (NUMERATOR)      (DENOMINATOR)  AMOUNT
------------------------------------------------------------------------------------------------------------------------------
Earnings (loss) per common share
Net income (loss)                      $   561,440       2,857,414     $   0.20    $(2,697,033)     2,749,432      $  (0.98)
                                                                                                                   =========
Effect of Dilutive Securities
Options                                         --           7,753                          --             --
Warrants                                        --             115                          --             --
                                       -----------       ---------                 ------------     ---------

Earnings (loss) per common share -
assuming dilution
Net income (loss)                      $   561,440       2,865,282     $   0.20    $(2,697,033)     2,749,432      $  (0.98)
                                       ===========       =========     ========    ============     =========      =========

         Options to purchase 659,700 shares of common stock at exercise prices ranging from $1.31 to $20.00 per share were not included in the computation of earnings per share, assuming dilution, for 1999 because the options' exercise prices were greater than the average market price of the common shares for that year. 708,100 options, which expire through 2009, are still outstanding at December 31, 1999. Warrants to purchase 465,500 shares of common stock at exercise prices ranging from $1.31 to $4.35 per share were not included in the computation of earnings per share, assuming dilution, for 1999 because the warrants' exercise prices were greater than the average market price of the common shares for that year. 495,500 warrants, which expire at various times through 2003, are still outstanding at December 31, 1999. No options and warrants are included in the calculation of diluted earnings per share for 1998, as the effect would be anti-dilutive.

9.       SEGMENT INFORMATION

         The Company's reportable segments are strategic businesses that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. FSDA, DMPC and GFSI manufacture and distribute equipment in the industrial and municipal fluid handling and filtration segment including, but not limited to, filter presses, pressure leaf filters, tubular filters, metering pumps and sludge dewatering systems. KISS and DTSI are manufacturers and distributors of commercial and residential water filtration and purification equipment including, but not limited to, water softeners, reverse osmosis systems and water filters. CWES sells and services car wash equipment. The Company primarily evaluates the operating performance of its segments based on the categories noted in the table below. One customer of the industrial and municipal fluid handling and filtration segment represented approximately $2,740,000, or 11.7%, of consolidated total revenues for the year ended December 31, 1999. During 1999 and 1998, the Company had no intercompany sales.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         Financial information for the Company's business segments is as follows:

                                                                   FOR THE YEAR ENDED  FOR THE YEAR ENDED
                                                                   ------------------  ------------------
                                                                    DECEMBER 31, 1999   DECEMBER 31, 1998
                                                                    -----------------  ------------------
REVENUES

Industrial and municipal fluid handling and filtration ..........      $ 15,064,462           $ 15,310,078
Commercial and residential water filtration and purification ....         4,905,877              6,395,257
Car wash equipment sales and service ............................         3,385,921              4,743,951
Corporate .......................................................                --                     --
                                                                       ------------           ------------

Total revenues ..................................................      $ 23,356,260           $ 26,449,286
                                                                       ============           ============

OPERATING INCOME (LOSS)

Industrial and municipal fluid handling and filtration ..........      $  1,123,896           $   (920,423)
Commercial and residential water filtration and purification ....           856,359               (329,324)
Car wash equipment sales and service ............................            44,397                505,902
Corporate .......................................................          (732,042)            (1,245,844)
                                                                       ------------           ------------

Total operating income (loss) ...................................      $  1,292,610           $ (1,989,689)
                                                                       ============           ============

DEPRECIATION AND AMORTIZATION

Industrial and municipal fluid handling and filtration ..........      $    263,230           $    291,156
Commercial and residential water filtration and purification ....           199,560                235,632
Car wash equipment sales and service ............................           129,000                128,820
Corporate .......................................................            50,000                 49,200
                                                                       ------------           ------------

Total depreciation and amortization .............................      $    641,790           $    704,808
                                                                       ============           ============

INTEREST EXPENSE, NET

Industrial and municipal fluid handling and filtration ..........      $    500,603           $    664,249
Commercial and residential water filtration and purification ....                --                     --
Car wash equipment sales and service ............................               875                 13,250
Corporate .......................................................           229,692                179,845
                                                                       ------------           ------------

Total interest expense, net .....................................      $    731,170           $    857,344
                                                                       ============           ============

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                   FOR THE YEAR ENDED     FOR THE YEAR ENDED
                                                                   ------------------     ------------------
                                                                    DECEMBER 31, 1999      DECEMBER 31, 1998
                                                                    -----------------      -----------------
TOTAL ASSETS

Industrial and municipal fluid handling and filtration.............. $   8,340,869          $   8,286,697
Commercial and residential water filtration and purification........     2,682,059              2,857,433
Car wash equipment sales and service................................     1,733,505              2,032,714
Corporate...........................................................     1,460,912              1,390,604
                                                                     -------------          -------------

Total assets........................................................ $  14,217,345          $  14,567,448
                                                                     =============          =============

CAPITAL EXPENDITURES

Industrial and municipal fluid handling and filtration.............. $     508,365          $     287,320
Commercial and residential water filtration and purification........        53,190                 35,626
Car wash equipment sales and service................................        64,988                 33,614
Corporate...........................................................        37,461                 14,714
                                                                     -------------          -------------

Total capital expenditures.......................................... $     664,004          $     371,274
                                                                     =============          =============

10.      FINANCING FEES

         The Company offers a retail financing program for the purpose of assisting its subsidiaries' water purification customers (dealers) in obtaining financing through an arrangement with an unrelated lending company. As compensation for its services, the Company receives fees based on amounts financed. The Company bears no credit risk, but could share in the risk associated with dealer fraud, (See Note 13(d)). Net fees for the years ended December 31, 1999 and 1998 aggregated approximately $757,000 and $852,000, respectively, and are included in revenues.

11.      OTHER INCOME

         (a) On October 2, 1998, the Company sold substantially all of the net assets of Midwest Water Technologies, Inc., ("MWTI"), retaining only the accounts receivable. In connection with this sale, the Company realized $188,275 in cash which it in turn used to pay down certain outstanding debt. There was no gain nor loss recognized on the sale of these assets.

         (b) On December 14, 1998, the Company sold substantially all of the net assets of EnviroSystems Supply, Inc. In connection with this sale, the Company realized $22,000 in cash, which it in turn used to pay down certain outstanding debt, and a note, principal and interest receivable quarterly, in the amount of $128,000 which bears interest at the rate of 11%. The Company realized a net gain on this sale of net assets of $150,000.

12.      SUPPLEMENTAL CASH FLOW INFORMATION

         For the years ended December 31, 1999 and 1998, the Company paid $607,069 and $741,581, respectively, for interest. Non-cash investing and financing activities are as follows:

         During 1999 and 1998, in connection with consulting agreements and the issuance of debt, the Company issued 230,000 warrants valued at $109,000 and 170,500 warrants valued at $78,000, respectively, which were valued using the Black-Scholes pricing model.

13.      COMMITMENTS AND CONTINGENCIES

         (a) The Company leases vehicles and office/warehouse space under operating leases which expire through 2002. Total rent expense aggregated approximately $181,000 and $220,000, for the years ended December 31, 1999 and 1998, respectively.

         Approximate future annual minimum lease payments under operating leases at December 31, 1999 are as follows:

                  2000                $  175,048
                  2001                   157,170
                  2002                    70,260
                                      ----------

                                      $  402,478
                                      ==========

         (b) The Company has entered into a distribution agreement with Ryko Manufacturing Company ("Ryko"). Under the terms of the agreement, the Company is the exclusive distributor of Ryko car wash equipment in the South Florida region. The distribution agreement provides that the Company sells directly or receives a commission on all Ryko equipment sold within its region. Pursuant to the most recent extension issued by Ryko, the distribution agreement is due to expire in November 2000.

         (c) In January 1994, the Company adopted a 401(k) employee savings and retirement plan. Under the provisions of the Plan, the Company may elect to match each employee's contribution to the Plan at the rate of 50% in Company Common Stock. The Common Stock is restricted stock and vests over a two year period on a quarterly basis. During 1999 and 1998, the Company contributed 99,193 and 96,592 shares of restricted Common Stock valued at $64,933 and $62,788, respectively.

         (d) In 1998, the Company recorded a $270,000 provision for probable losses related to a claim against a former Midwest Water Technologies, Inc. customer (dealer) in conjunction with the financing program offered by the Company through an unrelated lending company for the Company's dealers in the residential water filtration and purification business, (See Note 10). During 1999, the claim noted above was resolved for $132,483, which was paid by the Company to the unrelated lending company. The remaining $137,517 originally reserved was recorded as a offset to operating expenses during 1999.

         (e) On April 9, 1997 Long Trail Brewing Company filed a complaint against EnviroSystems Supply, Inc., a wholly owned subsidiary of the Company, in Windsor Superior Court in the County of Windsor in the State of Vermont. The complaint alleges, among other matters, breach of express warranty and specific performance of certain of the parameters of the written agreement for the purchase of a waste water treatment plant designed to treat the industrial waste water generated at the Plaintiff's brewing facility. The Company's insurance carrier is defending the claim under a reservation of rights. Management believes, based on facts presently known, that if the outcome of such legal proceedings is determined adverse to the Company, such determination could have a material adverse effect on the Company's financial position, liquidity, or future results of operations. The Company has reserved for the estimated probable loss in connection with this matter.

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

14.      SUBSEQUENT EVENTS

         (a) In January 2000, certain employees of the Company were granted options to purchase a total of 50,000 shares of Common Stock at $1.56 per share (market value at the date of grant). The above options expire ten years from the date of grant, and are exercisable one-third each year beginning one year from the date of grant.

         (b) William K. Mackey, the Company's President, Chief Executive Officer, Treasurer and Principal Accounting Officer resigned effective February 28, 2000. In accordance with such resignation, the Board of Directors agreed to pay Mr. Mackey $480,000 in equal installments of $40,000 per month beginning April 1, 2000, and extend all his options to purchase the Company's Common Stock through December 31, 2000. All costs related to this event will be expensed in 2000.

                                  EXHIBIT INDEX

EXHIBIT            DESCRIPTION
-------            -----------

  10.5 Amended and Restated Loan and Security Agreement between ACS Acquisition Corp. and Guaranty Business Credit Corporation, d/b/a Fidelity Funding, dated March 14, 2000.

  21.1     Subsidiaries of the Registrant.

  27.1     Financial Data Schedule.