Form 10QSB
period 2000-03-31
AQUA CARE SYSTEMS INC /DE/
filed 2000-05-12
CIK 910566

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

          For the quarterly period ended MARCH 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR (15d) OF THE EXCHANGE ACT

          For the transition period from ____________ to ____________

                         Commission File Number 0-22434

                             AQUA CARE SYSTEMS, INC.
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)

              DELAWARE                                13-3615311
   (State or other jurisdiction of         (IRS Employer Identification No.)
    incorporation or organization)

                 11820 N.W. 37TH STREET, CORAL SPRINGS, FL 33065
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 796-3338
                               ------------------
                           (Issuer's telephone number)

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

                          Number of Shares Outstanding
                                ON APRIL 30, 2000

             CLASS
Common Stock, $.001 Par Value                             2,911,529

         Transitional small business disclosure format:

                            Yes [ ]       No [X]

                             AQUA CARE SYSTEMS, INC.

                                 INDEX TO 10-QSB

PART I.  FINANCIAL INFORMATION


ITEM 1. Condensed Consolidated Balance Sheets as of March 31, 2000, (unaudited), and December 31, 1999

         Condensed Consolidated Statements of Operations for the three months ended March 31, 2000, (unaudited), and March 31, 1999, (unaudited)

         Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2000, (unaudited), and March 31, 1999, (unaudited)

         Notes to Condensed Consolidated Financial Statements

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2000, (unaudited), and March 31, 1999, (unaudited)

PART II. OTHER INFORMATION


ITEM 1.  Legal Proceedings

ITEM 6.  Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         The interim condensed consolidated financial statements presented in this report are unaudited, but in the opinion of management, reflect all adjustments necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year.

         These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the fiscal year ended December 31, 1999, filed with the Securities and Exchange Commission on March 28, 2000.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                   (UNAUDITED WITH RESPECT TO MARCH 31, 2000)

                                                                         March 31,      December 31,
                                                                           2000             1999
                                                                       ------------     ------------
ASSETS
Current assets
     Cash and cash equivalents ....................................    $    288,845     $    460,964
     Accounts receivable, net of allowance for doubtful accounts of
         $110,000 and $160,000, in 2000 and 1999, respectively ....       2,318,301        2,783,381
     Inventory, net ...............................................       1,437,955        1,676,292
     Prepaids and other ...........................................         281,276          322,519
     Net assets of discontinued operations ........................       1,509,434        1,482,750
                                                                       ------------     ------------
Total current assets ..............................................       5,835,811        6,725,906

Property, plant and equipment, net ................................       4,970,692        5,021,761
Intangible assets, net ............................................       1,817,041        1,862,739
Other assets ......................................................         340,981          356,184
                                                                       ------------     ------------
Total assets ......................................................    $ 12,964,525     $ 13,966,590
                                                                       ============     ============
LIABILITIES
Current liabilities
     Accounts payable .............................................    $  1,561,097     $  1,894,111
     Accrued expenses .............................................       1,359,922          718,079
     Current maturities of long-term debt .........................       1,136,012        2,161,538
                                                                       ------------     ------------
Total current liabilities .........................................       4,057,031        4,773,728

Long-term debt, less current maturities ...........................       3,213,758        3,189,132
                                                                       ------------     ------------
Total liabilities .................................................       7,270,789        7,962,860
                                                                       ------------     ------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
     Preferred stock, $.001 par; 5,000,000 shares
         authorized, none outstanding .............................              --               --
     Common stock, $.001 par; 30,000,000 shares
         authorized, 2,911,529 and 2,899,506 shares issued
         and outstanding, in 2000 and 1999, respectively ..........           2,912            2,900
     Additional paid-in capital ...................................      17,114,706       17,102,319
     Deficit ......................................................     (11,423,882)     (11,101,489)
                                                                       ------------     ------------
Total stockholders' equity ........................................       5,693,736        6,003,730
                                                                       ------------     ------------
Total liabilities and stockholders' equity ........................    $ 12,964,525     $ 13,966,590
                                                                       ============     ============

     See accompanying notes to condensed consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      For the three months ended
                                                               March 31,
                                                          2000            1999
                                                      -----------     -----------
Revenues .........................................    $ 4,343,381     $ 5,197,886

Cost of revenues .................................      2,403,975       3,199,320
                                                      -----------     -----------
Gross profit .....................................      1,939,406       1,998,566
                                                      -----------     -----------
Operating expenses:
     Selling, general and administrative .........      1,524,970       1,609,549
     Severance expense ...........................        480,000              --
     Depreciation and amortization ...............        133,199         123,201
                                                      -----------     -----------
Total operating expenses .........................      2,138,169       1,732,750
                                                      -----------     -----------
(Loss) income from operations ....................       (198,763)        265,816

Interest expense, net ............................       (185,808)       (190,092)
                                                      -----------     -----------
(Loss) income from continuing operations .........       (384,571)         75,724

Income from discontinued operations ..............         62,178          79,321
                                                      -----------     -----------
Net (loss) income ................................    $  (322,393)    $   155,045
                                                      ===========     ===========
(Loss) income per share from continuing operations    $     (0.13)    $      0.03

Income per share from discontinued operations ....           0.02            0.03
                                                      -----------     -----------
Net (loss) income per share, basic and diluted ...    $     (0.11)    $      0.06
                                                      ===========     ===========
Weighted average number of outstanding shares
  of Common Stock, basic and diluted .............      2,899,638       2,813,859
                                                      ===========     ===========

      See accompanying notes to condensed consolidated financial statements

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       For the three months ended
                                                                 March 31,
                                                            2000            1999
                                                        -----------     -----------
OPERATING ACTIVITIES:
Net (loss) income ..................................    $  (322,393)    $   155,045
Adjustments to reconcile net (loss) income to
net cash provided by operating activities:
     Depreciation and amortization .................        133,199         123,201
     Pension contribution paid through issuance of
        Common Stock ...............................         12,399          16,085
Changes in assets and liabilities:
     Decrease (increase) in accounts receivable ....        465,080        (278,540)
     Decrease in inventory .........................        238,337         532,608
     Decrease in prepaids and other ................         41,243           4,158
     Decrease in other assets ......................         15,203          26,533
     Increase (decrease) in accounts payable
        and accrued expenses .......................        308,829        (412,956)
     Net effect of discontinued operations .........        (26,684)         75,380
                                                        -----------     -----------
Net cash provided by operating activities ..........        865,213         241,514
                                                        -----------     -----------
INVESTING ACTIVITIES:
     Payments received on notes receivable .........             --          36,744
     Capital expenditures ..........................        (36,432)        (51,323)
                                                        -----------     -----------
Net cash used in investing activities ..............        (36,432)        (14,579)
                                                        -----------     -----------
FINANCING ACTIVITIES:
     Proceeds from issuance of notes payable and
        long-term debt .............................      3,954,271       3,720,326
     Repayment of notes payable and
        long-term debt .............................     (4,955,171)     (3,938,354)
                                                        -----------     -----------
Net cash used in financing activities ..............     (1,000,900)       (218,028)
                                                        -----------     -----------
Net (decrease) increase in cash and cash equivalents       (172,119)          8,907

Cash and cash equivalents, beginning of period .....        460,964         505,383
                                                        -----------     -----------
Cash and cash equivalents, end of period ...........    $   288,845     $   514,290
                                                        ===========     ===========

     See accompanying notes to condensed consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO MARCH 31, 2000 AND 1999)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         BUSINESS

         Aqua Care Systems, Inc. and subsidiaries, (the "Company" or "ACSI"), is engaged in the design, engineering, manufacturing, assembly, sales, marketing, distribution and service of filtration systems and products, flow control systems and products and water filtration and purification products. Currently, it provides equipment sales and service for clients in the United States and abroad. Active subsidiaries include Filtration Systems Division of Aqua Care Systems, Inc., ("FSDA"), DuraMeter Pump Company, Inc., ("DMPC"), Gravity Flow Systems, Inc., ("GFSI"), KISS International, Inc., ("KISS") and Di-tech Systems, Inc., ("DTSI").

         BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2000 and 1999, are not necessarily indicative of the results that may be expected for the years ending December 31, 2000 and 1999. For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

         PRINCIPLES OF CONSOLIDATION

         The accompanying condensed consolidated financial statements include the accounts of all subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation.

         USE OF ESTIMATES

         The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO MARCH 31, 2000 AND 1999)

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Company's financial instruments consist principally of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued expenses and long-term debt. Due to the short-term nature and variable rate on a significant portion of the Company's debt, management believes that the carrying amounts of such financial instruments as reflected in the condensed consolidated balance sheets approximate their estimated fair value as of March 31, 2000 and December 31, 1999. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

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

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO MARCH 31, 2000 AND 1999)

         ADVERTISING COSTS

         The Company expenses production costs of print advertisements as of the first date the advertisements take place. Advertising expenses included in selling, general and administrative expenses for the three months ended March 31, 2000 and 1999, were approximately $23,000 and $41,000, respectively.

         NEW ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement applies to all entities and is effective for all fiscal quarters of the fiscal years beginning after June 15, 2000. The Company did not engage in derivative instruments or hedging activities in any periods presented in the condensed consolidated financial statements. Accordingly, management anticipates implementation of SFAS No. 133 will not have a material effect on the Company's financial position or results of operations.

2.       INVENTORY

                                              MARCH 31, 2000   DECEMBER 31, 1999
                                                 ----------       ----------
Materials and purchased parts ...............    $1,235,700       $1,473,394
Work in process .............................       202,255          202,898
                                                 ----------       ----------
Total inventory .............................    $1,437,955       $1,676,292
                                                 ==========       ==========

3.       PROPERTY, PLANT AND EQUIPMENT

                                              MARCH 31, 2000   DECEMBER 31, 1999
                                               -----------        -----------
Land and buildings ........................    $ 2,745,427        $ 2,745,427
Machinery and equipment ...................      2,728,889          2,694,263
Furniture and fixtures ....................        677,087            677,087
Leasehold improvements ....................         32,750             30,944
                                               -----------        -----------
                                                 6,184,153          6,147,721
Less accumulated depreciation .............     (1,213,461)        (1,125,960)
                                               -----------        -----------
Net property, plant and equipment .........    $ 4,970,692        $ 5,021,761
                                               ===========        ===========

4.       INTANGIBLE ASSETS

                                              MARCH 31, 2000   DECEMBER 31, 1999
                                               -----------         -----------
Goodwill ..................................    $ 2,742,058         $ 2,742,058
Less accumulated amortization ..............      (925,017)           (879,319)
                                               -----------         -----------
Net intangible assets .....................    $ 1,817,041         $ 1,862,739
                                               ===========         ===========

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO MARCH 31, 2000 AND 1999)

5.       LONG-TERM DEBT
                                                    MARCH 31,     DECEMBER 31,
                                                      2000            1999
                                                   -----------    -----------
12% note payable, interest only payable
quarterly with a balloon payment of
$1,150,000 due June 2003, collateralized
by substantially all of the assets of
the Company .....................................  $ 1,150,000    $ 1,150,000

Prime plus 1.25%, (10.25% at March 31,
2000), revolving credit lines, providing
for borrowings, subject to certain
collateral requirements and loan
covenants, of up to $3,500,000 through
June 2005, principally collateralized by
accounts receivable and inventory of
FSDA and DMPC ...................................      695,745      1,527,655

Prime plus 1.25%, (10.25% at March 31,
2000), note payable, principal and
interest payable monthly with an
estimated balloon payment of
approximately $700,000 due June 2005,
principally collateralized by property
and plant of FSDA and DMPC ......................    1,055,000        549,200

Prime plus 1.25%, (10.25% at March 31,
2000), note payable, principal and
interest payable monthly with an
estimated balloon payment of
approximately $100,000 due June 2005,
principally collateralized by machinery
and equipment of FSDA and DMPC ..................      425,000        190,800

Prime plus 1.25%, (10.25% at March 31,
2000), note payable, principal and
interest payable monthly through March
2002, collateralized by all of the
assets of FSDA and DMPC .........................      294,500             --

8.5% mortgage note payable, principal
and interest payable monthly through
October 2014, collateralized by land and
building of ACSI ................................      562,064        566,887

10% unsecured notes payable to a former
affiliated entity, matured October 1994 .........      125,000        125,000

9.50% note payable, principal and
interest payable monthly through June
2002, collateralized by all of the
assets of GFSI ..................................       42,461         46,629

11% note payable, paid March 2000 ...............           --      1,194,499
                                                   -----------    -----------
                                                     4,349,770      5,350,670

Less current maturities .........................   (1,136,012)    (2,161,538)
                                                   -----------    -----------
Total long-term debt ............................  $ 3,213,758    $ 3,189,132
                                                   ===========    ===========

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO MARCH 31, 2000 AND 1999)

At March 31, 2000, scheduled maturities of long-term debt, are:

                       2001                    $   1,136,012
                       2002                          318,889
                       2003                          160,591
                       2004                        1,306,622
                       2005                          158,796
                    Thereafter                     1,268,860
                                               -------------
                                               $   4,349,770

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

6.       INCOME TAXES

         At March 31, 2000 and December 31, 1999, the Company has approximately $7,270,000 and $6,950,000, respectively, of net operating loss carryforwards expiring through 2018, for both financial reporting and income tax purposes. Changes in ownership in 1995 of greater than 50% occurred as a result of the Company's issuances of Common Stock which resulted in an approximate $760,000 annual limitation being imposed upon the future utilization of approximately $6,300,000 of the Company's net operating losses for tax purposes. Realization of the approximate $2,730,000 and $2,620,000 deferred tax assets at March 31, 2000 and December 31, 1999, respectively, resulting mainly from the available net operating loss carryforwards, is not considered more likely than not and accordingly, a valuation allowance has been recorded for the full amount of such assets.

7.       EQUITY TRANSACTIONS

         (a) At March 31, 2000, the Company has two stock option plans, which are described below. The Company applies APB Opinion 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related Interpretations in accounting for options granted to employees. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

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

         (b) As of March 31, 2000 and December 31, 1999, respectively, the Company has reserved an aggregate 1,253,600 and 1,203,600 shares of Common Stock for issuance upon exercise of options and warrants.

         (c) No options and warrants are included in the calculation of earnings per share for the three months ended March 31, 2000 and 1999, as the effect would be anti-dilutive.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO MARCH 31, 2000 AND 1999)

8.       DISCONTINUED OPERATIONS

         In April 2000, the Company entered into an agreement to sell the net assets of Car Wash Equipment & Supply, Ryko of South Florida, Inc., the sole entity in the Company's car wash equipment sales and service segment. The Company does not expect any material gain, or loss, to arise from such transaction. Net income from the discontinued segment amounted to $62,178 and $79,321 for the three months ended March 31, 2000 and 1999, respectively.

         Net asset and statement of operation highlights of the discontinued car wash equipment sales and service segment are as follows:

                                                                MARCH 31,      DECEMBER 31,
                                                                   2000           1999
                                                               -----------     -----------
Cash and cash equivalents .................................    $    21,604     $    14,743
Accounts receivable, net of allowance for doubtful accounts        534,629         346,766
Inventory .................................................        307,086         399,740
Machinery and equipment, net ..............................        108,552         113,914
Intangible assets, net ....................................        835,092         858,342
Accounts payable and accrued liabilities ..................       (297,529)       (250,755)
                                                               -----------     -----------
Net assets of discontinued operations .....................    $ 1,509,434     $ 1,482,750
                                                               ===========     ===========
                                          FOR THE THREE   FOR THE THREE
                                           MONTHS ENDED    MONTHS ENDED
                                           -----------     -----------
                                            MARCH 31,       MARCH 31,
                                              2000            1999
                                           -----------     -----------
Revenues ..............................    $   925,186     $ 1,116,178
Expenses ..............................       (863,008)     (1,036,857)
                                           -----------     -----------
Net income from discontinued operations    $    62,178     $    79,321
                                           ===========     ===========

9.       SEGMENT INFORMATION

         The Company's reportable segments are strategic businesses that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. FSDA, DMPC and GFSI manufacture and distribute equipment in the industrial and municipal fluid handling and filtration segment including, but not limited to, filter presses, pressure leaf filters, tubular filters, metering pumps and sludge dewatering systems. KISS and DTSI are manufacturers and distributors of commercial and residential water filtration and purification equipment including, but not limited to, water softeners, reverse osmosis systems and water filters. The Company primarily evaluates the operating performance of its segments based on the categories noted in the table below. During the three months ended March 31, 2000 and 1999, the Company had no intercompany sales.

         Financial information for the Company's business segments is as follows:

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO MARCH 31, 2000 AND 1999)

                                                               FOR THE THREE    FOR THE THREE
                                                                MONTHS ENDED     MONTHS ENDED
                                                                ------------     ------------
                                                                  MARCH 31,      MARCH 31,
                                                                    2000            1999
                                                                ------------     ------------
REVENUES
Industrial and municipal fluid handling and filtration .....    $  3,369,729     $  4,119,790
Commercial and residential water filtration and purification         973,652        1,078,096
Corporate ..................................................              --               --
                                                                ------------     ------------
Total revenues .............................................    $  4,343,381     $  5,197,886
                                                                ============     ============
OPERATING (LOSS) INCOME
Industrial and municipal fluid handling and filtration .....    $    347,033     $    327,497
Commercial and residential water filtration and purification         162,074          168,506
Corporate ..................................................        (707,870)        (230,187)
                                                                ------------     ------------
Total operating (loss) income ..............................    $   (198,763)    $    265,816
                                                                ============     ============
DEPRECIATION AND AMORTIZATION
Industrial and municipal fluid handling and filtration .....    $     70,808     $     60,810
Commercial and residential water filtration and purification          49,890           49,890
Corporate ..................................................          12,501           12,501
                                                                ------------     ------------
Total depreciation and amortization ........................    $    133,199     $    123,201
                                                                ============     ============
INTEREST EXPENSE, NET
Industrial and municipal fluid handling and filtration .....    $    114,701     $    135,170
Commercial and residential water filtration and purification              --               --
Corporate ..................................................          71,107           54,922
                                                                ------------     ------------
Total interest expense, net ................................    $    185,808     $    190,092
                                                                ============     ============
TOTAL ASSETS
Industrial and municipal fluid handling and filtration .....    $  7,766,141     $  8,110,191
Commercial and residential water filtration and purification       2,435,360        2,719,695
Discontinued operations ....................................       1,509,434        1,569,798
Corporate ..................................................       1,253,590        1,320,374
                                                                ------------     ------------
Total assets ...............................................    $ 12,964,525     $ 13,720,058
                                                                ============     ============
CAPITAL EXPENDITURES
Industrial and municipal fluid handling and filtration .....    $     33,464     $     45,906
Commercial and residential water filtration and purification           2,830            4,425
Corporate ..................................................             138              992
                                                                ------------     ------------
Total capital expenditures .................................    $     36,432     $     51,323
                                                                ============     ============

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO MARCH 31, 2000 AND 1999)

10.      FINANCING FEES

         The Company offers a retail financing program for the purpose of assisting its subsidiaries' water purification customers (dealers) in obtaining financing through an arrangement with an unrelated lending company. As compensation for its services, the Company receives fees based on amounts financed. The Company bears no credit risk, but could share in the risk associated with dealer fraud. Net fees for the three months ended March 31, 2000 and 1999 aggregated approximately $162,000 and $176,000, respectively, and are included in revenues.

11.      SUPPLEMENTAL CASH FLOW INFORMATION

         For the three months ended March 31, 2000 and 1999, the Company paid $148,314 and $166,439, respectively, for interest.

12.      COMMITMENTS AND CONTINGENCIES

         (a) The Company leases vehicles and office/warehouse space under operating leases which expire through 2002. Total rent expense aggregated $48,000 and $53,000, for the three months ended March 31, 2000 and 1999, respectively.

         (b) In January 1994, the Company adopted a 401(k) employee savings and retirement plan. Under the provisions of the Plan, the Company may elect to match each employee's contribution to the Plan at the rate of 50% in Company Common Stock. The Common Stock is restricted stock and vests over a two year period on a quarterly basis. During the three months ended March 31, 2000 and 1999, the Company contributed 12,023 and 27,091 shares of restricted Common Stock valued at $12,399 and $16,085, respectively.

         (c) On April 9, 1997 Long Trail Brewing Company filed a complaint against EnviroSystems Supply, Inc., a wholly owned subsidiary of the Company, in Windsor Superior Court in the County of Windsor in the State of Vermont; Docket number S216-5-97Wrcv. The complaint alleges, among other matters, breach of express warranty and specific performance of certain of the parameters of the written agreement for the purchase of a waste water treatment plant designed to treat the industrial waste water generated at the Plaintiff's brewing facility. The Company's insurance carrier is defending the claim under a reservation of rights. Management believes, based on facts presently known, that if the outcome of such legal proceedings is determined adverse to the Company, such determination could have a material adverse effect on the Company's financial position, liquidity, or future results of operations. The Company has reserved for the estimated probable loss in connection with this matter.

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

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (UNAUDITED WITH RESPECT TO MARCH 31, 2000 AND 1999)

         (e) William K. Mackey, the Company's President, Chief Executive Officer, Treasurer and Principal Accounting Officer resigned effective February 28, 2000. In accordance with such resignation, the Board of Directors agreed to pay Mr. Mackey $480,000 in equal installments of $40,000 per month beginning April 1, 2000, and extend all his options to purchase the Company's Common Stock through December 31, 2000. All costs related to this event were expensed in the three months ended March 31, 2000, and are included in accrued expenses in the accompanying balance sheet.

                         PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB, as well as, the Company's "Management's Discussion and Analysis or Plan of Operation" contained in Item 6 of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1999.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2000 AND 1999

          Presented below are the condensed consolidated results of operations for the Company for the three months ended March 31, 2000 and 1999:

                                                    THREE MONTHS     THREE MONTHS
                                                        ENDED           ENDED
                                                       MARCH 31,       MARCH 31,
                                                          2000            1999
                                                      -----------     -----------
Revenues .........................................    $ 4,343,381     $ 5,197,886
Cost of revenues .................................      2,403,975       3,199,320
                                                      -----------     -----------

Gross profit .....................................      1,939,406       1,998,566
Operating expenses ...............................      2,138,169       1,732,750
                                                      -----------     -----------

(Loss) income from operations ....................       (198,763)        265,816
Interest expense, net ............................       (185,808)       (190,092)
                                                      -----------     -----------

(Loss) income from continuing operations .........       (384,571)         75,724
Income from discontinued operations ..............         62,178          79,321
                                                      -----------     -----------

Net (loss) income ................................    $  (322,393)    $   155,045
                                                      ===========     ===========

(Loss) income per share from continuing operations    $     (0.13)    $      0.03
Income per share from discontinued operations ....           0.02            0.03
                                                      -----------     -----------

Net (loss) income per share ......................    $     (0.11)    $      0.06
                                                      ===========     ===========

          Revenues decreased by $854,505, or 16.4%, from $5,197,886 for the three months ended March 31, 1999, to $4,343,381 for the three months ended March 31, 2000. $750,061 was due to a decrease in revenues recognized by the industrial and municipal fluid handling and filtration segment and $104,444 was due to a decrease in sales generated by the commercial and residential water filtration and purification segment.

          Cost of revenues decreased by $795,345, or 24.9%, from $3,199,320 for the three months ended March 31, 1999, to $2,403,975 for the three months ended March 31, 2000. As a percentage of revenues, these amounts represented 61.6% for 1999 as compared to 55.3% for 2000. The decrease in cost of revenues as a percentage of revenues primarily was due to more efficient and effective purchasing and overall management of the Company's production processes. Cost of revenues as a percentage of revenues for the industrial and municipal fluid handling and filtration and commercial and residential water filtration and purification segments were 53.9% and 60.2%, respectively, for the three months ended March 31, 2000. Cost of revenues as a percentage of revenues of such segments, for the three months ended March 31, 1999 were 61.3% and 62.3%, respectively.

          Gross profit decreased $59,160, or 3%, from $1,998,566 for the three months ended March 31, 1999, to $1,939,406 for the three months ended March 31, 2000, which, as a percentage of revenues, represented an increase from 38.4% to 44.7%, respectively, for such periods. Gross profit as a percentage of revenues for the industrial and municipal fluid handling and filtration and commercial and residential water filtration and purification segments were 46.1% and 39.8%, respectively, for the three months ended March 31, 2000. Gross profit as a percentage of revenues of such segments, for the three months ended March 31, 1999 were 38.7% and 37.7%, respectively.

          The Company's operating expenses increased by $405,419, or 23.4%, from $1,732,750 for the three months ended March 31, 1999, to $2,138,169 for the three months ended March 31, 2000. As a percentage of revenues, these expenses increased from 33.3% for 1999 to 49.2% for 2000. The $405,419 increase was primarily due to severance expense ($480,000); partially offset by a decrease in selling and related expenses, mainly in the form of payments to independent product representatives ($63,619). Management evaluates operating expenses on a regular basis, and as such, adjusts resources allocated to cover such expenses. Optimum levels of operating expenses are targeted and adjusted according to business levels in order to provide maximum efficiency and effectiveness.

          Principally as a result of the factors described above, the Company incurred a net operating loss of $(384,571) for the three months ended March 31, 2000, as compared to operating income of $75,724 for the three months ended March 31, 1999.

          Interest expense, net, decreased $4,284, or 2.3%, from $190,092 for the three months ended March 31, 1999 to $185,808 for the three months ended March 31, 2000. This decrease was mainly attributable to lower average outstanding debt balances and interest rates on such outstanding debt balances for the three months ended March 31, 2000, as compared to the three months ended March 31, 1999.

          Including the net income from discontinued operations of $62,178 and $79,321 for the three months ended March 31, 2000 and 1999, respectively, the Company incurred a net loss of $(322,393) and earned net income of $155,045 for the three months ended March 31, 2000 and 1999, respectively.

FINANCIAL CONDITION AND LIQUIDITY

          At March 31, 2000, the Company had $288,845 of cash and cash equivalents, working capital of $1,778,780, total assets of $12,964,525, long-term debt, net of current maturities, of $3,213,758 and stockholders' equity of $5,693,736. During the three months ended March 31, 2000, the Company's operating activities provided $865,213 of cash, as a result of a decrease in accounts receivable ($465,080); an increase in accounts payable and accrued expenses ($308,829); a decrease in inventory ($238,337); depreciation and amortization ($133,199); a decrease in prepaids and other ($41,243); a decrease in other assets ($15,203); and pension contribution paid through the issuance of Common Stock ($12,399); offset by the net loss ($322,393) and the net effect of discontinued operations ($26,684). Investing activities used $36,432 for capital expenditures. Financing activities used $1,000,900 of cash, due to repayments of notes payable and long-term debt ($4,955,171); offset by the net proceeds from issuance of notes payable and long-term debt ($3,954,271).

          During March 2000, the Company completed the refinancing of debt remaining from the acquisition of the Filtration Systems Division of Durco International, Inc. in June 1997. In order to consummate such acquisition, Aqua Care incurred debt of approximately $5,200,000, which had since been paid down to approximately $1,800,000 through March 2000. Under the terms of the original financing, the Company had been paying approximately $120,000 per month in principal and interest since June 1997. Pursuant to the new consolidating arrangement, it will pay approximately $36,000 per month in principal and interest, representing an increase in cash flow of over $1,000,000 on an annual basis. Additionally, the interest rate on amounts refinanced is Prime plus 1.25%, (10.25% as of March 31, 2000); a significant reduction from the previous rates which included a fixed 11% rate, combined with Prime plus 2-2.5%. The refinanced debt maturity date, originally June 2, 2000, has been extended to June 2, 2005.

          Management expects to continue to make acquisitions to expand the Company's markets. As consideration for an acquisition, the Company may issue Common Stock, Preferred Stock, or other securities, notes or cash. Since cash may be required either to consummate acquisitions, or to fund the operations of new or existing businesses, including required principal payments related to approximately $1,136,012 of current maturities of long-term debt, management may, from time to time, investigate and pursue various types of financing alternatives that are available to the Company. These may include, but are not limited to, private placements, secondary offerings, bridge financing, debentures, lines of credit and asset-based loans. While management believes that financing will be available for the Company to not only fund its current operations, but also to fund its acquisition program, there can be no assurance such financing will be on terms reasonably acceptable to the Company. No such acquisitions have occurred since 1997, and currently there are no acquisitions pending. There can be no assurance that any acquisitions will be consummated during 2000.

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

CAPITAL EXPENDITURE REQUIREMENTS

          During the three months ended March 31, 2000, the Company spent $36,432 on capital expenditures mainly relating to the purchase of machinery and equipment at FSDA and the purchase of new, and upgrade of existing, computer systems implemented by all of the Company's subsidiaries. During the remainder of 2000, the Company intends to utilize approximately $160,000 to purchase additional machinery and equipment, most specifically at FSDA. The Company does not presently anticipate any significant additional capital expenditures other than those noted above and those relating to future acquisitions.

NEW ACCOUNTING STANDARDS

         Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", established accounting and reporting standards for derivative instruments and for hedging activities. It required that an entity recognize all derivatives as either assets or liabilities in the statement of financial positions and measure those instruments as fair value. The Statement applies to all entities and, as amended, is effective for all fiscal quarters of the fiscal years beginning after June 15, 2000. The Company did not engage in derivative instruments, nor hedging activities, in any periods presented in the condensed consolidated financial statements.

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

                                           AQUA CARE SYSTEMS, INC.
                                           Registrant

Dated:  May 11, 2000                       /S/ NORMAN J. HOSKIN
                                           -----------------------------------
                                           Norman J. Hoskin
                                           Chairman of the Board, President,
                                           Chief Executive Officer, Treasurer
                                           and Secretary


Dated:  May 11, 2000                       /S/ GEORGE J. OVERMEYER
                                           -----------------------------------
                                           George J. Overmeyer
                                           Vice President of Finance and
                                           Principal Accounting Officer

                                  EXHIBIT INDEX

EXHIBIT          DESCRIPTION
-------          -----------
 27.1            Financial data schedule