Form 10QSB
period 2000-06-30
AQUA CARE SYSTEMS INC /DE/
filed 2000-08-11
CIK 910566

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

[ ]      TRANSITION REPORT UNDER SECTION 13 OR (15d) OF THE EXCHANGE ACT
                  For the transition period from ____________ to ____________


                         Commission File Number 0-22434


                             AQUA CARE SYSTEMS, INC.
                     --------------------------------------
        (Exact name of small business issuer as specified in its charter)

              DELAWARE                                 13-3615311
---------------------------------------  ---------------------------------------
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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                               Yes __X__ No _____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                    Number of Shares Outstanding

                                                         On August 11, 2000
                                                     --------------------------
             Class
             -----

Common Stock, $ .001 Par Value                              2,930,842
                                                            ---------


         Transitional small business disclosure format:

                               Yes _____ No __X__

                             AQUA CARE SYSTEMS, INC.

                                 INDEX TO 10-QSB

PART I.  FINANCIAL INFORMATION


         ITEM 1. Condensed Consolidated Balance Sheets as of June 30, 2000, (unaudited), and December 31, 1999

                  Condensed Consolidated Statements of Operations for the three months ended June 30, 2000, (unaudited), and June 30, 1999, (unaudited)

                  Condensed Consolidated Statements of Operations for the six months ended June 30, 2000, (unaudited), and June 30, 1999, (unaudited)

                  Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2000, (unaudited), and June 30, 1999, (unaudited)

                  Notes to Condensed Consolidated Financial Statements

         ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the six months ended June 30, 2000, (unaudited), and June 30, 1999, (unaudited)

PART II. OTHER INFORMATION


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

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                    (Unaudited with respect to June 30, 2000)

                                                                        June 30,           December 31,
                                                                          2000                 1999
                                                                    ---------------      ---------------
Assets
Current assets
     Cash and cash equivalents .................................... $     1,579,263      $       460,964
     Accounts receivable, net of allowance for doubtful accounts of
         $90,000 and $160,000, in 2000 and 1999, respectively .....       2,081,838            2,783,381
     Inventory, net ...............................................       1,566,880            1,676,292
     Prepaids and other ...........................................         212,681              322,519
     Net assets of discontinued operations ........................              --            1,482,750
                                                                    ---------------      ---------------

Total current assets ..............................................       5,440,662            6,725,906

Property, plant and equipment, net ................................       4,271,577            5,021,761
Intangible assets, net ............................................       1,771,344            1,862,739
Other assets ......................................................         281,454              356,184
                                                                    ---------------      ---------------

Total assets ...................................................... $    11,765,037      $    13,966,590
                                                                    ===============      ===============

Liabilities
Current liabilities
     Accounts payable ............................................. $     1,654,639      $     1,894,111
     Accrued expenses .............................................         869,229              718,079
     Current maturities of long-term debt .........................       1,316,509            2,161,538
                                                                    ---------------      ---------------

Total current liabilities .........................................       3,840,377            4,773,728

Long-term debt, less current maturities ...........................       2,597,487            3,189,132
                                                                    ---------------      ---------------

Total liabilities .................................................       6,437,864            7,962,860
                                                                    ---------------      ---------------

Commitments and contingencies

Stockholders' equity
     Preferred stock, $.001 par; 5,000,000 shares
         authorized, none outstanding .............................              --                   --
     Common stock, $.001 par; 30,000,000 shares
         authorized, 2,930,842 and 2,899,506 shares issued
         and outstanding, in 2000 and 1999, respectively ..........           2,931                2,900
     Additional paid-in capital ...................................      17,129,775           17,102,319
     Deficit ......................................................     (11,805,533)         (11,101,489)
                                                                    ---------------      ---------------

Total stockholders' equity ........................................       5,327,173            6,003,730
                                                                    ---------------      ---------------

Total liabilities and stockholders' equity ........................ $    11,765,037      $    13,966,590
                                                                    ===============      ===============

     See accompanying notes to condensed consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                               For the three months ended
                                                                        June 30,
                                                               2000                 1999
                                                          ---------------      ---------------
Revenues ................................................ $     3,710,040      $     5,061,634

Cost of revenues ........................................       2,034,897            3,165,185
                                                          ---------------      ---------------

Gross profit ............................................       1,675,143            1,896,449
                                                          ---------------      ---------------

Operating expenses:
     Selling, general and administrative ................       1,686,283            1,397,133
     Depreciation and amortization ......................         124,863              123,198
                                                          ---------------      ---------------

Total operating expenses ................................       1,811,146            1,520,331
                                                          ---------------      ---------------

(Loss) income from operations ...........................        (136,003)             376,118

Interest expense, net ...................................        (171,789)            (173,633)
                                                          ---------------      ---------------

(Loss) income from continuing operations ................        (307,792)             202,485

(Loss) income from discontinued operations ..............         (73,859)              34,762
                                                          ---------------      ---------------

Net (loss) income ....................................... $      (381,651)     $       237,247
                                                          ===============      ===============

(Loss) income per share from continuing operations ...... $         (0.11)     $          0.07

(Loss) income per share from discontinued operations                (0.02)                0.01
                                                          ---------------      ---------------

Net (loss) income per share, basic and diluted .......... $         (0.13)     $          0.08
                                                          ===============      ===============

Weighted average number of outstanding shares
  of Common Stock, basic and diluted ....................       2,911,744            2,846,057
                                                          ===============      ===============


     See accompanying notes to condensed consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                 For the six months ended
                                                                         June 30,
                                                                2000                 1999
                                                           ---------------      ---------------
Revenues ................................................. $     8,053,421      $    10,259,520

Cost of revenues .........................................       4,438,872            6,364,505
                                                           ---------------      ---------------

Gross profit .............................................       3,614,549            3,895,015
                                                           ---------------      ---------------

Operating expenses:
     Selling, general and administrative .................       3,211,253            3,006,682
     Severance expense ...................................         480,000                   --
     Depreciation and amortization .......................         258,062              246,399
                                                           ---------------      ---------------

Total operating expenses .................................       3,949,315            3,253,081
                                                           ---------------      ---------------

(Loss) income from operations ............................        (334,766)             641,934

Interest expense, net ....................................        (357,597)            (363,725)
                                                           ---------------      ---------------

(Loss) income from continuing operations .................        (692,363)             278,209

(Loss) income from discontinued operations ...............         (11,681)             114,083
                                                           ---------------      ---------------

Net (loss) income ........................................ $      (704,044)     $       392,292
                                                           ===============      ===============

(Loss) income per share from continuing operations ....... $         (0.24)     $          0.10

(Loss) income per share from discontinued operations......            0.00                 0.04
                                                           ---------------      ---------------

Net (loss) income per share, basic and diluted ........... $         (0.24)     $          0.14
                                                           ===============      ===============

Weighted average number of outstanding shares
  of Common Stock, basic and diluted .....................       2,905,625            2,830,560
                                                           ===============      ===============


     See accompanying notes to condensed consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                          For the six months ended
                                                                                 June 30,
                                                                        2000                 1999
                                                                   ---------------      ---------------
     Operating Activities:
     Net (loss) income ......................................      $     (704,044)      $       392,292
     Adjustments to reconcile net (loss) income to
     net cash provided by operating activities:
          Depreciation and amortization .....................             258,062               246,399
          Pension contribution paid through issuance of
             Common Stock ...................................              27,487                28,613
     Changes in assets and liabilities:
          Decrease (increase) in accounts receivable ........             701,543              (626,209)
          Decrease in inventory .............................             109,412               445,366
          Decrease in prepaids and other ....................             109,838                27,365
          Decrease in other assets ..........................              62,730                50,200
          (Decrease) increase in accounts payable
             and accrued expenses ...........................             (88,322)              587,281
          Net effect of discontinued operations .............             132,750                 5,993
                                                                   --------------       ---------------

     Net cash provided by operating activities ..............             609,456             1,157,300
                                                                   --------------       ---------------

     Investing Activities:
          Proceeds from sale of net assets of subsidiary                1,350,000                    --
          Proceeds from sale of land and building ...........             650,000                    --
          Payments received on notes receivable .............              12,000                48,744
          Capital expenditures ..............................             (66,484)             (205,318)
                                                                   --------------       ---------------

     Net cash provided by (used in) investing activities                1,945,516              (156,574)
                                                                   --------------       ---------------

     Financing Activities:
          Proceeds from issuance of notes payable and
             long-term debt .................................           7,162,756             6,771,238
          Repayment of notes payable and
             long-term debt .................................          (8,599,429)           (7,647,583)
                                                                   --------------       ---------------

     Net cash used in financing activities ..................          (1,436,673)             (876,345)
                                                                   --------------       ---------------

     Net increase in cash and cash equivalents ..............           1,118,299               124,381

     Cash and cash equivalents, beginning of period .........             460,964               505,383
                                                                   --------------       ---------------

     Cash and cash equivalents, end of period ...............      $    1,579,263       $       629,764
                                                                   ==============       ===============

     See accompanying notes to condensed consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               (Unaudited with respect to June 30, 2000 and 1999)


1.       Summary of Significant Accounting Policies

         Business

         Aqua Care Systems, Inc. and subsidiaries, (the "Company" or "ACSI"), is engaged in the design, engineering, manufacturing, assembly, sales, marketing, distribution and service of filtration systems and products, flow control systems and products and water filtration and purification products. Currently, it provides equipment sales and service for clients in the United States and abroad. Active subsidiaries include Filtration Systems Division of Aqua Care Systems, Inc., ("FSDA"), DuraMeter Pump Company, Inc., ("DMPC"), KISS International, Inc., ("KISS"), Gravity Flow Systems, Inc., ("GFSI") and Di-tech Systems, Inc., ("DTSI").

         Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000 and 1999, are not necessarily indicative of the results that may be expected for the years ending December 31, 2000 and 1999. The condensed consolidated balance sheet information as of December 31, 1999 was derived from the audited consolidated financial statements included in the Company's Form 10-KSB. For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

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

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               (Unaudited with respect to June 30, 2000 and 1999)


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

         Fair Value of Financial Instruments

         The Company's financial instruments consist principally of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued expenses and long-term debt. Due to the short-term nature and variable rate on a significant portion of the Company's debt, management believes that the carrying amounts of such financial instruments as reflected in the condensed consolidated balance sheets approximate their estimated fair value as of June 30, 2000 and December 31, 1999. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

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

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               (Unaudited with respect to June 30, 2000 and 1999)


         Advertising Costs

         The Company expenses production costs of print advertisements as of the first date the advertisements take place. Advertising expenses included in selling, general and administrative expenses were $51,703 and $60,653, respectively, for the six months ended June 30, 2000 and 1999, and $28,601 and $19,319, respectively, for the three months ended June 30, 2000 and 1999.

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

2.       Inventory
                                                                     June 30, 2000     December 31, 1999
                                                                     -------------     -----------------
Materials and purchased parts......................................  $   1,419,028         $   1,473,394
Work in process....................................................        147,852               202,898
                                                                     -------------         -------------

Total inventory....................................................  $   1,566,880         $   1,676,292
                                                                     =============         =============

3.       Property, Plant and Equipment
                                                                     June 30, 2000     December 31, 1999
                                                                     -------------     -----------------

Land and buildings.................................................  $   2,000,000         $   2,745,427
Machinery and equipment............................................      2,758,940             2,694,263
Furniture and fixtures.............................................        677,085               677,087
Leasehold improvements.............................................         32,750                30,944
                                                                     -------------         -------------

                                                                         5,468,775             6,147,721
Less accumulated depreciation......................................     (1,197,198)           (1,125,960)
                                                                     -------------         -------------

Net property, plant and equipment..................................  $   4,271,577         $   5,021,761
                                                                     =============         =============

4.       Intangible Assets
                                                                     June 30, 2000     December 31, 1999
                                                                     -------------     -----------------

Goodwill...........................................................  $   2,742,058         $   2,742,058
Less accumulated amortization......................................       (970,714)             (879,319)
                                                                     -------------         -------------

Net intangible assets..............................................  $   1,771,344         $   1,862,739
                                                                     =============         =============

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               (Unaudited with respect to June 30, 2000 and 1999)


5.       Long-Term Debt

                                                                           June 30, 2000          December 31, 1999
                                                                           -------------          -----------------
12% note payable, interest only payable quarterly with a
balloon payment of $1,150,000 due June 2003, collateralized
by substantially all of the assets of the Company .......................   $ 1,150,000           $ 1,150,000

Prime plus 1.25%, (10.75% at June 30, 2000), revolving credit lines, providing for borrowings, subject to certain collateral requirements and loan covenants, of up to $3,500,000 through
June 2005, principally collateralized by accounts receivable
and inventory of FSDA and DMPC ..........................................       895,878             1,527,655

Prime plus 1.25%, (10.75% at June 30, 2000), note payable,
principal and interest payable monthly with an estimated
balloon payment of approximately $700,000 due June 2005,
principally collateralized by property and plant of
FSDA and DMPC ...........................................................     1,037,419               549,200

Prime plus 1.25%, (10.75% at June 30, 2000), note payable,
principal and interest payable monthly with an estimated
balloon payment of approximately $100,000 due June 2005,
principally collateralized by machinery and equipment of
FSDA and DMPC ...........................................................       409,820               190,800

Prime plus 1.25%, (10.75% at June 30, 2000), note payable,
principal and interest payable monthly through March 2002,
collateralized by all of the assets  of FSDA and DMPC ...................       257,687                    --

8.5% mortgage note payable, principal and interest payable monthly
through October 2014, collateralized by land and building of ACSI                    --               566,887

10% unsecured notes payable to a former affiliated
entity, matured October 1994 ............................................       125,000               125,000

9.50% note payable, principal and interest payable monthly through
June 2002, collateralized by all of the assets of GFSI ..................        38,192                46,629

11% note payable, paid March 2000 .......................................            --             1,194,499
                                                                            -----------           -----------
                                                                              3,913,996             5,350,670

Less current maturities .................................................    (1,316,509)           (2,161,538)
                                                                            -----------           -----------

Total long-term debt ....................................................   $ 2,597,487           $ 3,189,132
                                                                            ===========           ===========

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               (Unaudited with respect to June 30, 2000 and 1999)


At June 30, 2000, scheduled maturities of long-term debt, are:

                       2001           $   1,316,509
                       2002                 262,342
                       2003               1,281,047
                       2004                 131,047
                       2005                 923,051
                                      -------------
                                      $   3,913,996
                                      =============


         In March 2000, the Company refinanced a significant portion of the above noted debt. In connection with such refinancing, the principal payments were reduced from $80,000 to $23,191 per month, and the interest rates were reduced from Prime plus 2.5% and 11% fixed to Prime plus 1.25%, (10.75% at June 30, 2000). The Company's loan agreements contain restrictive covenants which require the Company to, among other things, maintain a minimum tangible net worth and certain financial ratios. Certain of such loans also provide that the lenders may, at their options, accelerate such loans as a result of, among other things, a material adverse change in the Company's financial position or results of operations. The lenders have not notified the Company that any such events have occurred, and the Company does not expect that such notice will be received.

6.       Income Taxes

         At June 30, 2000 and December 31, 1999, the Company has approximately $7,530,000 and $6,950,000, respectively, of net operating loss carryforwards expiring through 2018, for both financial reporting and income tax purposes. Changes in ownership in 1995 of greater than 50% occurred as a result of the Company's issuances of Common Stock which resulted in an approximate $760,000 annual limitation being imposed upon the future utilization of approximately $6,300,000 of the Company's net operating losses for tax purposes. Realization of the approximate $2,840,000 and $2,620,000 deferred tax assets at June 30, 2000 and December 31, 1999, respectively, resulting mainly from the available net operating loss carryforwards, is not considered more likely than not and accordingly, a valuation allowance has been recorded for the full amount of such assets.

7.       Equity Transactions

         (a) At June 30, 2000, the Company has two stock option plans, which are described below. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for options granted to employees. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

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

         (b) As of June 30, 2000 and December 31, 1999, respectively, the Company has reserved an aggregate 1,253,600 and 1,203,600 shares of Common Stock for issuance upon exercise of options and warrants. No options and warrants are included in the calculation of earnings per share for the six months ended June 30, 2000 and 1999, as the effect would be anti-dilutive.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               (Unaudited with respect to June 30, 2000 and 1999)


8.       Discontinued Operations

         During the second quarter of 2000, the Company sold the net assets of Car Wash Equipment & Supply, Ryko of South Florida, Inc., the sole entity in the Company's car wash equipment sales and service segment, for $1,350,000, the book value of the net assets as of May 1, 2000. In connection with this sale, the Company sold land and building in Coral Springs, Florida for $650,000, the net book value of such assets as of May 1, 2000. At December 31, 1999, the net assets of the discontinued car wash equipment sales and service segment amounted to $1,482,750 and were comprised of cash and cash equivalents ($14,743), accounts receivable, net of allowance for doubtful accounts ($346,766), inventory ($399,740), machinery and equipment, net ($113,914) and intangible assets, net ($858,342); offset by accounts payable and accrued liabilities ($250,755). Statement of operation highlights of such discontinued operations are as follows:

                                                                For the six months ended   For the six months ended
                                                                      June 30, 2000           June 30, 1999
                                                                ------------------------   ------------------------
Revenues............................................................. $   1,069,168           $   1,870,830
Expenses.............................................................     1,080,849               1,756,747
                                                                      -------------           -------------

Net (loss) income from discontinued operations....................... $     (11,681)          $     114,083
                                                                      =============           =============

         In connection with the above noted sale, the Company granted a put option to the Buyer wherein the Buyer has the right to "put" such acquired net assets back to the Company, for the equivalent sales price paid to the Company, in the event that the Buyer does not receive a new distribution agreement materially similar in scope and terms to the Company's existing Distribution Agreement with its exclusive manufacturer, Ryko Manufacturing Company, ("Ryko"). Such put option must be exercised by October 9, 2000, or it expires. The Buyer has received written notification of Ryko's intent to offer a distribution agreement materially in scope and terms to the Company's Distribution Agreement.

9.       Segment Information

         The Company's reportable segments are strategic businesses that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. FSDA, DMPC and GFSI manufacture and distribute equipment in the industrial and municipal fluid handling and filtration segment including, but not limited to, filter presses, pressure leaf filters, tubular filters, metering pumps and sludge dewatering systems. KISS and DTSI are manufacturers and distributors of commercial and residential water filtration and purification equipment including, but not limited to, water softeners, reverse osmosis systems and water filters. The Company primarily evaluates the operating performance of its segments based on the categories noted in the table below. During the six months ended June 30, 2000 and 1999, the Company had no intercompany sales.

         Financial information for the Company's business segments is as follows:

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               (Unaudited with respect to June 30, 2000 and 1999)

                                                                For the six months ended   For the six months ended
                                                                ------------------------   ------------------------
                                                                      June 30, 2000              June 30, 1999
                                                                      -------------              -------------
Revenues

Industrial and municipal fluid handling and filtration............... $   6,140,252              $   7,987,956
Commercial and residential water filtration and purification.........     1,913,169                  2,271,564
                                                                      -------------              -------------

Total revenues....................................................... $   8,053,421              $  10,259,520
                                                                      =============              =============

Operating (loss) income

Industrial and municipal fluid handling and filtration............... $     346,639              $     632,198
Commercial and residential water filtration and purification.........       248,713                    377,920
Corporate............................................................      (930,118)                  (368,184)
                                                                      -------------              -------------

Total operating (loss) income........................................ $    (334,766)             $     641,934
                                                                      =============              =============

Depreciation and amortization

Industrial and municipal fluid handling and filtration............... $     141,615              $     121,617
Commercial and residential water filtration and purification.........        99,780                     99,780
Corporate............................................................        16,667                     25,002
                                                                      -------------              -------------

Total depreciation and amortization.................................. $     258,062              $     246,399
                                                                      =============              =============

Interest expense, net

Industrial and municipal fluid handling and filtration............... $     218,870              $     258,275
Corporate............................................................       138,727                    105,450
                                                                      -------------              -------------

Total interest expense, net.......................................... $     357,597              $     363,725
                                                                      =============              =============

Capital expenditures

Industrial and municipal fluid handling and filtration............... $      54,598              $     171,767
Commercial and residential water filtration and purification.........        11,327                     27,959
Corporate............................................................           559                      5,592
                                                                      -------------              -------------

Total capital expenditures........................................... $      66,484              $     205,318
                                                                      =============              =============

                                                                      June 30, 2000           December 31, 1999
                                                                      -------------           -----------------
Total assets

Industrial and municipal fluid handling and filtration............... $   7,516,108              $   8,340,869
Commercial and residential water filtration and purification.........     2,397,580                  2,682,059
Discontinued operations..............................................            --                  1,482,750
Corporate............................................................     1,851,349                  1,460,912
                                                                      -------------              -------------

Total assets......................................................... $  11,765,037              $  13,966,590
                                                                      =============              =============

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               (Unaudited with respect to June 30, 2000 and 1999)


10.      Financing Fees

         The Company offers a retail financing program for the purpose of assisting its subsidiaries' water purification customers (dealers) in obtaining financing through an arrangement with an unrelated lending company. As compensation for its services, the Company receives fees based on amounts financed. The Company bears no credit risk, but could share in the risk associated with dealer fraud. Net fees for the six months ended June 30, 2000 and 1999 aggregated approximately $256,807 and $373,784, respectively, and are included in revenues. The Company has been informally notified that the lending company intends to discontinue offering the finance program. As such, the Company is in the process of locating a new financing entity. The inability of the Company to find a lending institution willing to offer such a finance program could have a material adverse effect on the Company's financial condition and operating results.

11.      Supplemental Cash Flow Information

         For the six months ended June 30, 2000 and 1999, the Company paid $271,867 and $321,713, respectively, for interest.

12.      Commitments and Contingencies

         (a) The Company leases vehicles and office/warehouse space under operating leases which expire through 2002. Total rent expense aggregated $90,009 and $84,716, for the six months ended June 30, 2000 and 1999, respectively.

         (b) In January 1994, the Company adopted a 401(k) employee savings and retirement plan. Under the provisions of the Plan, the Company may elect to match each employee's contribution to the Plan at the rate of 50% in Company Common Stock. The Common Stock is restricted stock and vests over a two year period on a quarterly basis. During the six months ended June 30, 2000 and 1999, the Company contributed 31,336 and 52,147 shares of restricted Common Stock valued at $27,487 and $28,613, respectively.

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

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               (Unaudited with respect to June 30, 2000 and 1999)


         (e) William K. Mackey, the Company's President, Chief Executive Officer, Treasurer and Principal Accounting Officer resigned effective February 28, 2000. In accordance with such resignation and in satisfaction of the Company's obligations under his employment agreement, the Board of Directors agreed to pay Mr. Mackey $480,000 in equal installments of $40,000 per month beginning April 1, 2000, and extend all his options to purchase the Company's Common Stock through December 31, 2000. All costs related to this event were charged to operations in the first quarter of 2000, the unpaid amounts of which are included in accrued expenses in the accompanying condensed consolidated balance sheet at June 30, 2000.

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

Results of Operations - Six months ended June 30, 2000 and 1999

          Presented below are the condensed consolidated results of operations for the Company for the six months ended June 30, 2000 and 1999:

                                                                Six months ended              Six months ended
                                                                 June 30, 2000                 June 30, 1999
                                                              -------------------           -------------------
Revenues                                                      $         8,053,421           $        10,259,520
Cost of revenues                                                        4,438,872                     6,364,505
                                                              -------------------           -------------------

Gross profit                                                            3,614,549                     3,895,015
Operating expenses                                                      3,949,315                     3,253,081
                                                              -------------------           -------------------

(Loss) income from operations                                            (334,766)                      641,934
Interest expense, net                                                    (357,597)                     (363,725)
                                                              -------------------           -------------------

(Loss) income from continuing operations                                 (692,363)                      278,209
(Loss) income from discontinued operations                                (11,681)                      114,083
                                                              -------------------           -------------------

Net (loss) income                                             $          (704,044)          $           392,292
                                                              ===================           ===================

(Loss) income per share from continuing operations            $             (0.24)          $              0.10
(Loss) income per share from discontinued operations                         0.00                          0.04
                                                              -------------------           -------------------

Net (loss) income per share                                   $             (0.24)          $              0.14
                                                              ===================           ===================


          Revenues decreased by $2,206,099, or 21.5%, from $10,259,520 for the six months ended June 30, 1999, to $8,053,421 for the six months ended June 30, 2000. $1,847,704 was due to a decrease in revenues recognized by the industrial and municipal fluid handling and filtration segment and $358,395 was due to a decrease in sales generated by the commercial and residential water filtration and purification segment.

         Cost of revenues decreased by $1,925,633, or 30.3%, from $6,364,505 for the six months ended June 30, 1999, to $4,438,872 for the six months ended June 30, 2000. As a percentage of revenues, these amounts represented 62% for 1999 as compared to 55.1% for 2000. The decrease in cost of revenues as a percentage of revenues primarily was due to more efficient and effective purchasing and overall management of the Company's production processes. Cost of revenues as a percentage of revenues for the industrial and municipal fluid handling and filtration and commercial and residential water filtration and purification segments were 52.4% and 63.7%, respectively, for the six months ended June 30, 2000. Cost of revenues as a percentage of revenues of such segments, for the six months ended June 30, 1999 were 61.7% and 63.2%, respectively.

         Gross profit decreased $280,466, or 7.2%, from $3,895,015 for the six months ended June 30, 1999, to $3,614,549 for the six months ended June 30, 2000, which, as a percentage of revenues, represented an increase from 38% to 44.9%, respectively, for such periods. Gross profit as a percentage of revenues for the industrial and municipal fluid handling and filtration and commercial and residential water filtration and purification segments were 47.6% and 36.3%, respectively, for the six months ended June 30, 2000. Gross profit as a percentage of revenues of such segments, for the six months ended June 30, 1999 were 38.3% and 36.8%, respectively.

         The Company's operating expenses increased by $696,234, or 21.4%, from $3,253,081 for the six months ended June 30, 1999, to $3,949,315 for the six months ended June 30, 2000. As a percentage of revenues, these expenses increased from 31.7% for 1999 to 49% for 2000. The $696,234 increase was primarily due to severance expense ($480,000) and an increase in payroll and related expenses ($214,397). Management evaluates operating expenses on a regular basis, and as such, adjusts resources allocated to cover such expenses. Optimum levels of operating expenses are targeted and adjusted according to business levels in order to provide maximum efficiency and effectiveness.

         Principally as a result of the factors described above, the Company incurred a net operating loss of $(334,766) for the six months ended June 30, 2000, as compared to operating income of $641,934 for the six months ended June 30, 1999.

         Interest expense, net, decreased $6,128, or 1.7%, from $363,725 for the six months ended June 30, 1999 to $357,597 for the six months ended June 30, 2000. This decrease was mainly attributable to lower average outstanding debt balances and interest rates on such outstanding debt balances for the six months ended June 30, 2000, as compared to the six months ended June 30, 1999.

         Including the net (loss) income from discontinued operations of $(11,681) and $114,083 for the six months ended June 30, 2000 and 1999, respectively, the Company incurred a net loss of $(704,044) and earned net income of $392,292 for the six months ended June 30, 2000 and 1999, respectively.

Financial Condition and Liquidity

         At June 30, 2000, the Company had $1,579,263 of cash and cash equivalents, working capital of $1,600,285, total assets of $11,765,037, long-term debt, net of current maturities, of $2,597,487 and stockholders' equity of $5,327,173. During the six months ended June 30, 2000, the Company's operating activities provided $609,456 of cash, as a result of a decrease in accounts receivable ($701,543); depreciation and amortization ($258,062); the net effect of discontinued operations ($132,750); a decrease in prepaids and other ($109,838); a decrease in inventory ($109,412); a decrease in other assets ($62,730); and pension contribution paid through the issuance of Common Stock ($27,487); offset by the net loss ($704,044) and a decrease in accounts payable and accrued expenses ($88,322). Investing activities provided $1,945,516 of cash, due to proceeds from sale of net assets of subsidiary ($1,350,000); proceeds from sale of land and building ($650,000); and payments received on notes receivable ($12,000); offset by capital expenditures ($66,484). Financing activities used $1,436,673 of cash, due to repayments of notes payable and long-term debt ($8,599,429); offset by the net proceeds from issuance of notes payable and long-term debt ($7,162,756).

          During March 2000, the Company completed the refinancing of debt remaining from the acquisition of the Filtration Systems Division of Durco International, Inc. in June 1997. In order to consummate such acquisition, Aqua Care incurred debt of approximately $5,200,000, which had since been paid down to approximately $1,800,000 through March 2000. Under the terms of the original financing, the Company had been paying approximately $120,000 per month in principal and interest since June 1997. Pursuant to the new consolidating arrangement, it will pay approximately $36,000 per month in principal and interest, representing an increase in cash flow of over $1,000,000 on an annual basis. Additionally, the interest rate on amounts refinanced is Prime plus 1.25%, (10.75% as of June 30, 2000); a significant reduction from the previous rates which included a fixed 11% rate, combined with Prime plus 2-2.5%. The refinanced debt maturity date, originally June 2, 2000, has been extended to June 2, 2005.

         The Company offers a retail financing program for the purpose of assisting its subsidiaries' water purification customers (dealers) in obtaining financing through an arrangement with an unrelated lending company. As compensation for its services, the Company receives fees based on amounts financed. The Company bears no credit risk, but could share in the risk associated with dealer fraud. Net fees for the six months ended June 30, 2000 and 1999 aggregated approximately $256,807 and $373,784, respectively, and are included in revenues. The Company has been informally notified that the lending company intends to discontinue offering the finance program. As such, the Company is in the process of locating a new financing entity. The inability of the Company to find a lending institution willing to offer such a finance program could have a material adverse effect on the Company's financial condition and operating results.

          Management expects to continue to make acquisitions to expand the Company's markets. As consideration for an acquisition, the Company may issue Common Stock, Preferred Stock, or other securities, notes or cash. Since cash may be required either to consummate acquisitions, or to fund the operations of new or existing businesses, including required principal payments related to approximately $1,316,509 of current maturities of long-term debt, management may, from time to time, investigate and pursue various types of financing alternatives that are available to the Company. These may include, but are not limited to, private placements, secondary offerings, bridge financing, debentures, lines of credit and asset-based loans. While management believes that financing will be available for the Company to not only fund its current operations, but also to fund its acquisition program, there can be no assurance such financing will be on terms reasonably acceptable to the Company. No such acquisitions have occurred since 1997, and currently there are no acquisitions pending. There can be no assurance that any acquisitions will be consummated during 2000.

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

Capital Expenditure Requirements

          During the six months ended June 30, 2000, the Company spent $66,484 on capital expenditures mainly relating to the purchase of machinery and equipment at FSDA and the upgrade of existing computer systems implemented by all of the Company's subsidiaries. During the remainder of 2000, the Company intends to utilize approximately $100,000 to purchase additional machinery and equipment, most specifically at FSDA. The Company does not presently anticipate any significant additional capital expenditures other than those noted above and those relating to future acquisitions.

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

Item 4.      Submission of Matters to a Vote of Security Holders

             On August 4, 2000, the Annual Meeting of Shareholders of Aqua Care Systems, Inc. was held, at which the following actions were taken:

1. The following shares of Common Stock represented at the Annual meeting were voted in the election of Directors as follows:

                                  Number voting     For    Withholding authority
                                  -------------     ---    ---------------------

             Norman J. Hoskin        2,186,804    2,149,629      37,175
             James P. Cefaratti      2,186,804    2,149,629      37,175
             David K. Lucas          2,186,804    2,149,629      37,175
             Peter C. Rossi          2,186,804    2,149,629      37,175


Item 6.      Exhibits and Reports on Form 8-K

             (a)   Exhibit 27.1 - Financial data schedule

             (b)   Reports on Form 8-K - None

             No other Items of Part II are applicable to the Registrant for the period covered by this Quarterly Report on Form 10-QSB.

                                   SIGNATURES
                                   ----------



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                                           AQUA CARE SYSTEMS, INC.
                                           Registrant




Dated:  August 11, 2000                    /s/ Norman J. Hoskin
                                           --------------------------
                                           Norman J. Hoskin
                                           Chairman of the Board, President,
                                           Chief Executive Officer, Treasurer
                                           and Secretary





Dated:  August 11, 2000                    /s/ George J. Overmeyer
                                           --------------------------
                                           George J. Overmeyer
                                           Vice President of Finance and
                                           Principal Accounting Officer

                                  Exhibit Index


Exhibit No.        Exhibit Description

-----------        -------------------

   27.1            Financial Data Schedule