Form 10QSB
period 2000-09-30
AQUA CARE SYSTEMS INC /DE/
filed 2000-11-07
CIK 910566

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended      September 30, 2000

[ ]      TRANSITION REPORT UNDER SECTION 13 OR (15d) OF THE EXCHANGE ACT
           For the transition period from ____________ to ____________

                         Commission File Number 0-22434

                             AQUA CARE SYSTEMS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            DELAWARE                                   13-3615311
-------------------------------------------------------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

                 11820 N.W. 37th Street, Coral Springs, FL 33065
            --------------------------------------------------------
                    (Address of principal executive offices)

                                 (954) 796-3338
                             ----------------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                                          Yes    X      No _____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                 Number of Shares Outstanding on
                                                          November 7, 2000
                                                        ---------------------
                  Class
                  -----
Common Stock, $.001 Par Value                                 2,948,420

         Transitional small business disclosure format:

                                                          Yes  _____   No    X

                             AQUA CARE SYSTEMS, INC.

                                 INDEX TO 10-QSB

PART I.  FINANCIAL INFORMATION


       ITEM 1. Condensed Consolidated Balance Sheets as of September 30, 2000, (unaudited), and December 31, 1999

                  Condensed Consolidated Statements of Operations for the three months ended September 30, 2000, (unaudited), and September 30, 1999, (unaudited)

                  Condensed Consolidated Statements of Operations for the nine months ended September 30, 2000, (unaudited), and September 30, 1999, (unaudited)

                  Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2000, (unaudited), and September 30, 1999, (unaudited)

                  Notes to Condensed Consolidated Financial Statements

       ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the nine months ended September 30, 2000, (unaudited), and September 30, 1999, (unaudited)

PART II. OTHER INFORMATION

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

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                 (Unaudited with respect to September 30, 2000)

                                                                                September 30,         December 31,
                                                                                   2000                 1999
                                                                              ---------------      --------------
Assets
Current assets
     Cash and cash equivalents................................................$     1,177,513      $      460,964
     Accounts receivable, net of allowance for doubtful accounts of
         $90,000 and $160,000, in 2000 and 1999, respectively.................      2,574,414           2,783,381
     Inventory, net...........................................................      1,824,134           1,676,292
     Prepaids and other.......................................................        276,841             322,519
     Net assets of discontinued operations....................................             --           1,482,750
                                                                              ---------------      --------------

Total current assets..........................................................      5,852,902           6,725,906

Property, plant and equipment, net............................................      4,233,058           5,021,761
Intangible assets, net........................................................      1,725,646           1,862,739
Other assets..................................................................        250,851             356,184
                                                                              ---------------      --------------

Total assets..................................................................$    12,062,457      $   13,966,590
                                                                              ===============      ==============

Liabilities
Current liabilities
     Accounts payable.........................................................$     2,051,900      $    1,894,111
     Accrued expenses.........................................................        585,863             718,079
     Current maturities of long-term debt.....................................      1,555,084           2,161,538
                                                                              ---------------      --------------

Total current liabilities.....................................................      4,192,847           4,773,728

Long-term debt, less current maturities.......................................      2,523,535           3,189,132
                                                                              ---------------      --------------

Total liabilities.............................................................      6,716,382           7,962,860
                                                                              ---------------      --------------

Commitments and contingencies

Stockholders' equity
     Preferred stock, $.001 par; 5,000,000 shares
         authorized, none outstanding.........................................             --                  --
     Common stock, $.001 par; 30,000,000 shares
         authorized, 2,948,420 and 2,899,506 shares issued
         and outstanding, in 2000 and 1999, respectively......................          2,948               2,900
     Additional paid-in capital...............................................     17,142,392          17,102,319
     Deficit..................................................................    (11,799,265)        (11,101,489)
                                                                              ---------------      --------------

Total stockholders' equity....................................................      5,346,075           6,003,730
                                                                              ---------------      --------------

Total liabilities and stockholders' equity....................................$    12,062,457      $   13,966,590
                                                                              ===============      ==============

     See accompanying notes to condensed consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                 For the three months ended
                                                                        September 30,
                                                                  2000                  1999
                                                            ---------------       ---------------

Revenues....................................................$     4,169,674       $     4,648,817

Cost of revenues............................................      2,448,749             2,701,573
                                                            ---------------       ---------------

Gross profit................................................      1,720,925             1,947,244
                                                            ---------------       ---------------

Operating expenses:
     Selling, general and administrative....................      1,536,714             1,546,407
     Depreciation and amortization..........................        135,699               133,200
                                                            ---------------       ---------------

Total operating expenses....................................      1,672,413             1,679,607
                                                            ---------------       ---------------

Income from operations......................................         48,512               267,637

Interest expense, net.......................................       (147,244)             (168,746)

Other income................................................        105,000                    --
                                                            ---------------       ---------------

Income from continuing operations...........................          6,268                98,891

Loss from discontinued operations...........................             --               (17,578)
                                                            ---------------       ----------------

Net income..................................................$         6,268       $        81,313
                                                            ===============       ===============

Income per share from continuing operations.................$          0.00       $          0.03

Income per share from discontinued operations...............             --                  0.00
                                                            ---------------       ---------------

Net income per share, basic and diluted.....................$          0.00       $          0.03
                                                            ===============       ===============

Weighted average number of outstanding shares
  of Common Stock, basic and diluted........................      2,931,037             2,864,581
                                                            ===============       ===============

     See accompanying notes to condensed consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                  For the nine months ended
                                                                        September 30,
                                                                  2000                  1999
                                                            ---------------       ---------------
Revenues....................................................$    12,223,095       $    14,908,337

Cost of revenues............................................      6,887,621             9,066,078
                                                            ---------------       ---------------

Gross profit................................................      5,335,474             5,842,259
                                                            ---------------       ---------------

Operating expenses:
     Selling, general and administrative....................      4,747,967             4,553,086
     Severance expense......................................        480,000                    --
     Depreciation and amortization..........................        393,761               379,602
                                                            ---------------       ---------------

Total operating expenses....................................      5,621,728             4,932,688
                                                            ---------------       ---------------

(Loss) income from operations...............................       (286,254)              909,571

Interest expense, net.......................................       (504,841)             (532,471)

Other income................................................        105,000                    --
                                                            ---------------       ---------------

(Loss) income from continuing operations....................       (686,095)              377,100

(Loss) income from discontinued operations..................        (11,681)               96,505
                                                            ---------------       ---------------

Net (loss) income...........................................$      (697,776)      $       473,605
                                                            ===============       ===============

(Loss) income per share from continuing operations..........$         (0.24)      $          0.13

(Loss) income per share from discontinued operations........          (0.00)                 0.04
                                                            ---------------       ---------------

Net (loss) income per share, basic and diluted..............$         (0.24)      $          0.17
                                                            ===============       ===============

Weighted average number of outstanding shares
  of Common Stock, basic and diluted........................      2,913,959             2,841,900
                                                            ===============       ===============

     See accompanying notes to condensed consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                  For the nine months ended
                                                                        September 30,
                                                                  2000                  1999
                                                            ---------------       ---------------

Operating Activities:
Net (loss) income...........................................$      (697,776)      $       473,605
Adjustments to reconcile net (loss) income to
net cash (used in) provided by operating activities:
     Gain on sale of net assets of subsidiary...............       (105,000)                   --
     Depreciation and amortization..........................        393,761               379,602
     Pension contribution paid through issuance of
        Common Stock........................................         40,121                39,103
Changes in assets and liabilities:
     Decrease in accounts receivable........................        208,967               113,130
     (Increase) decrease in inventory.......................       (147,842)              605,387
     Decrease in prepaids and other.........................         45,678                47,505
     Decrease in other assets...............................         81,333                53,046
     Increase in accounts payable and accrued expenses......         25,573                71,143
     Net effect of discontinued operations..................        132,750                75,052
                                                            ---------------       ---------------

Net cash (used in) provided by operating activities.........        (22,435)            1,857,573
                                                            ---------------       ---------------

Investing Activities:
     Proceeds from sale of net assets of subsidiaries.......      1,455,000                    --
     Proceeds from sale of land and building................        650,000                    --
     Payments received on notes receivable..................         24,000                60,744
     Capital expenditures...................................       (117,965)             (403,742)
                                                            ---------------       ---------------

Net cash provided by (used in) investing activities.........      2,011,035              (342,998)
                                                            ---------------       ----------------

Financing Activities:
     Proceeds from issuance of notes payable and
        long-term debt......................................      9,996,876            10,332,064
     Repayment of notes payable and
        long-term debt......................................    (11,268,927)          (11,889,035)
                                                            ---------------       ----------------

Net cash used in financing activities.......................     (1,272,051)           (1,556,971)
                                                            ---------------       ----------------

Net increase (decrease) in cash and cash equivalents........        716,549               (42,396)

Cash and cash equivalents, beginning of period..............        460,964               505,383
                                                            ---------------       ---------------

Cash and cash equivalents, end of period....................$     1,177,513       $       462,987
                                                            ===============       ===============

     See accompanying notes to condensed consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
             (Unaudited with respect to September 30, 2000 and 1999)

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

         Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 and 1999, are not necessarily indicative of the results that may be expected for the years ending December 31, 2000 and 1999. The condensed consolidated balance sheet information as of December 31, 1999 was derived from the audited consolidated financial statements included in the Company's Form 10-KSB. For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1999. Certain 1999 amounts have been reclassified to conform to the 2000 presentation.

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

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
             (Unaudited with respect to September 30, 2000 and 1999)

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

         Fair Value of Financial Instruments

         The Company's financial instruments consist principally of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued expenses and long-term debt. Due to the short-term nature and variable rate on a significant portion of the Company's debt, management believes that the carrying amounts of such financial instruments as reflected in the condensed consolidated balance sheets approximate their estimated fair value as of September 30, 2000 and December 31, 1999. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

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

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
             (Unaudited with respect to September 30, 2000 and 1999)

         Statements of Cash Flows

         For purposes of the statements of cash flows, the Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents.

         Advertising Costs

         The Company expenses production costs of print advertisements as of the first date the advertisements take place. Advertising expenses included in selling, general and administrative expenses were $29,447 and $16,043, respectively, for the three months ended September 30, 2000 and 1999, and $81,150 and $76,696, respectively, for the nine months ended September 30, 2000 and 1999.

         New Accounting Pronouncements

         In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (Interpretation 44), Accounting for Certain Transactions Involving Stock Compensation. Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock-Based Compensation. Interpretation 44 was effective July 1, 2000, with certain provisions that were effective retroactively to December 15, 1998 and January 12, 2000. Adoption of Interpretation 44 did not have an impact on the Company's financial statements.

2.       Inventory

                                                                   September 30, 2000          December 31, 1999
                                                                   ------------------          -----------------
Materials and purchased parts........................................$   1,466,958              $   1,473,394
Work in process......................................................      357,176                    202,898
                                                                     -------------              -------------

Total inventory......................................................$   1,824,134              $   1,676,292
                                                                      ============               ============

3.       Property, Plant and Equipment

                                                                   September 30, 2000          December 31, 1999
                                                                   ------------------          -----------------
Land and buildings...................................................$   2,000,000              $   2,745,427
Machinery and equipment..............................................    2,810,420                  2,694,263
Furniture and fixtures...............................................      677,086                    677,087
Leasehold improvements...............................................       32,750                     30,944
                                                                     -------------              -------------

                                                                         5,520,256                  6,147,721
Less accumulated depreciation........................................   (1,287,198)                (1,125,960)
                                                                     -------------              -------------

Net property, plant and equipment....................................$   4,233,058              $   5,021,761
                                                                     =============              =============

4        Intangible Assets

                                                                   September 30, 2000          December 31, 1999
                                                                   ------------------          -----------------
Goodwill.............................................................$   2,742,058              $   2,742,058
Less accumulated amortization........................................   (1,016,412)                  (879,319)
                                                                     -------------              -------------

Net intangible assets................................................$   1,725,646              $   1,862,739
                                                                     =============              =============

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
             (Unaudited with respect to September 30, 2000 and 1999)

5.       Long-Term Debt

                                                                   September 30, 2000          December 31, 1999
                                                                   ------------------          -----------------

12% note payable, interest only payable quarterly with a
balloon payment of $1,150,000 due June 2003, collateralized
by substantially all of the assets of the Company....................$   1,150,000              $   1,150,000

Prime plus 1.25%, (10.75% at September 30, 2000), revolving credit lines, providing for borrowings, subject to certain collateral requirements and loan covenants, of up to $3,500,000 through
June 2005, principally collateralized by accounts receivable
and inventory of FSDA and DMPC.......................................    1,134,453                  1,527,655

Prime plus 1.25%, (10.75% at September 30, 2000), note payable, principal and interest payable monthly with an estimated
balloon payment of approximately $700,000 due June 2005,
principally collateralized by property and plant of
FSDA and DMPC........................................................    1,019,831                    549,200

Prime plus 1.25%, (10.75% at September 30, 2000), note payable, principal and interest payable monthly with an estimated
balloon payment of approximately $100,000 due June 2005,
principally collateralized by machinery and equipment of
FSDA and DMPC........................................................      394,643                    190,800

Prime plus 1.25%, (10.75% at September 30, 2000), note payable, principal and interest payable monthly through March 2002,
collateralized by all of the assets of FSDA and DMPC.................      220,875                         --

10% unsecured notes payable to a former affiliated
entity, matured October 1994.........................................      125,000                    125,000

9.50% note payable, principal and interest payable monthly through
June 2002............................................................       33,817                     46,629

11% note payable, paid March 2000....................................           --                  1,194,499

8.5% mortgage note payable, paid June 2000...........................           --                    566,887
                                                                     -------------              -------------
                                                                         4,078,619                  5,350,670

Less current maturities..............................................   (1,555,084)                (2,161,538)
                                                                     -------------              -------------

Total long-term debt.................................................$   2,523,535              $   3,189,132
                                                                     =============              =============

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
             (Unaudited with respect to September 30, 2000 and 1999)

At September 30, 2000, scheduled maturities of long-term debt, are:

                                        2001            $   1,555,084
                                        2002                  221,155
                                        2003                1,281,047
                                        2004                  131,047
                                        2005                  890,286
                                                        -------------
                                                        $   4,078,619
                                                        =============

         In March 2000, the Company refinanced a significant portion of the above noted debt. In connection with such refinancing, the principal payments were reduced from $80,000 to $23,191 per month, and the interest rates were reduced from Prime plus 2.5% and 11% fixed to Prime plus 1.25%, (10.75% at September 30, 2000). The Company's loan agreements contain restrictive covenants which require the Company to, among other things, maintain a minimum tangible net worth and certain financial ratios. Certain of such loans also provide that the lenders may, at their options, accelerate such loans as a result of, among other things, a material adverse change in the Company's financial position or results of operations. The lenders have not notified the Company that any such events have occurred, and the Company does not expect that such notice will be received.

6.       Income Taxes

         At September 30, 2000 and December 31, 1999, the Company has approximately $7,530,000 and $6,950,000, respectively, of net operating loss carryforwards expiring through 2018, for both financial reporting and income tax purposes. Changes in ownership in 1995 of greater than 50% occurred as a result of the Company's issuances of Common Stock which resulted in an approximate $760,000 annual limitation being imposed upon the future utilization of approximately $6,300,000 of the Company's net operating losses for tax purposes. Realization of the approximate $2,840,000 and $2,620,000 deferred tax assets at September 30, 2000 and December 31, 1999, respectively, resulting mainly from the available net operating loss carryforwards, is not considered more likely than not and accordingly, a valuation allowance has been recorded for the full amount of such assets.

7.       Equity Transactions

         (a) At September 30, 2000, the Company has two stock option plans, which are described below. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for options granted to employees. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

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

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
             (Unaudited with respect to September 30, 2000 and 1999)

         (b) As of September 30, 2000 and December 31, 1999, respectively, the Company has reserved an aggregate 1,150,225 and 1,203,600 shares of Common Stock for issuance upon exercise of options and warrants. No options and warrants are included in the calculation of earnings per share for the nine months ended September 30, 2000 and 1999, as the effect would be anti-dilutive.

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

                                                                For the nine months ended  For the nine months ended
                                                                   September 30, 2000         September 30, 1999
                                                                   ------------------         ------------------
Revenues.............................................................$   1,069,168              $   2,601,838
Expenses.............................................................    1,080,849                  2,505,333
                                                                     -------------              -------------

Net (loss) income from discontinued operations.......................$     (11,681)             $      96,505
                                                                     =============              =============

         In connection with the above noted sale, the Company granted a put option to the Buyer wherein the Buyer had the right to "put" such acquired net assets back to the Company, for the equivalent sales price paid to the Company, in the event that the Buyer did not receive a new distribution agreement materially similar in scope and terms to the Company's previous Distribution Agreement with its exclusive manufacturer, Ryko Manufacturing Company, ("Ryko"). The Buyer received a distribution agreement materially similar in scope and terms to the Company's Distribution Agreement, effective October 1, 2000, thus nullifying the put option and completing the sale.

9.       Segment Information

         The Company's reportable segments are strategic businesses that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. FSDA, DMPC and GFSI manufacture and distribute equipment in the industrial and municipal fluid handling and filtration segment including, but not limited to, filter presses, pressure leaf filters, tubular filters, metering pumps and sludge dewatering systems. KISS and DTSI are manufacturers and distributors of commercial and residential water filtration and purification equipment including, but not limited to, water softeners, reverse osmosis systems and water filters. The Company primarily evaluates the operating performance of its segments based on the categories noted in the table below. During the nine months ended September 30, 2000 and 1999, the Company had no intercompany sales.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
             (Unaudited with respect to September 30, 2000 and 1999)

         Financial information for the Company's business segments is as follows:

                                                                For the nine months ended  For the nine months ended
                                                                   September 30, 2000         September 30, 1999
                                                                   ------------------         ------------------
Revenues
--------
Industrial and municipal fluid handling and filtration...............$   9,487,454              $  11,376,728
Commercial and residential water filtration and purification.........    2,735,641                  3,531,609
                                                                     -------------              -------------

Total revenues.......................................................$  12,223,095              $  14,908,337
                                                                     =============              =============

Operating (loss) income
-----------------------
Industrial and municipal fluid handling and filtration...............$     464,106              $     791,407
Commercial and residential water filtration and purification.........      363,369                    613,506
Corporate............................................................   (1,113,729)                  (495,342)
                                                                     --------------             --------------

Total operating (loss) income........................................$    (286,254)             $     909,571
                                                                     ==============             =============

Depreciation and amortization
-----------------------------
Industrial and municipal fluid handling and filtration...............$     212,424              $     192,429
Commercial and residential water filtration and purification.........      149,670                    149,670
Corporate............................................................       31,667                     37,503
                                                                     -------------              -------------

Total depreciation and amortization..................................$     393,761              $     379,602
                                                                     =============              =============

Interest expense, net
---------------------
Industrial and municipal fluid handling and filtration...............$     322,649              $     376,538
Corporate............................................................      182,192                    155,933
                                                                     -------------              -------------

Total interest expense, net..........................................$     504,841              $     532,471
                                                                     =============              =============

Capital expenditures
--------------------
Industrial and municipal fluid handling and filtration...............$     101,346              $     336,198
Commercial and residential water filtration and purification.........       12,074                     45,106
Corporate............................................................        4,545                     22,438
                                                                     -------------              -------------

Total capital expenditures...........................................$     117,965              $     403,742
                                                                     =============              =============

                                                                   September 30, 2000          December 31, 1999
                                                                   ------------------          -----------------
Total assets

Industrial and municipal fluid handling and filtration...............$   8,392,547              $   8,340,869
Commercial and residential water filtration and purification.........    2,255,539                  2,682,059
Discontinued operations..............................................           --                  1,482,750
Corporate............................................................    1,414,371                  1,460,912
                                                                     -------------              -------------

Total assets.........................................................$  12,062,457              $  13,966,590
                                                                     =============              =============

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
             (Unaudited with respect to September 30, 2000 and 1999)

10       Financing Fees

         The Company offers a retail financing program for the purpose of assisting its subsidiaries' water purification customers (dealers) in obtaining financing through an arrangement with an unrelated lending company. As compensation for its services, the Company receives fees based on amounts financed. The Company bears no credit risk, but could share in the risk associated with dealer fraud. Net fees for the nine months ended September 30, 2000 and 1999 aggregated approximately $390,720 and $570,561, respectively, and are included in revenues. The Company has been informally notified that the lending company intends to discontinue offering the finance program effective September 2001. As such, the Company is in the process of locating a new financing entity. The inability of the Company to find a lending institution willing to offer such a finance program could have a material adverse effect on the Company's financial condition and operating results.

11       Other Income

         On September 14, 2000, the Company sold substantially all of the net assets of Gravity Flow Systems, Inc. for $105,000 in cash. The Company realized a net gain on this sale of net assets of $105,000.

12       Supplemental Cash Flow Information

         For the nine months ended September 30, 2000 and 1999, the Company paid $386,048 and $463,277, respectively, for interest.

13       Commitments and Contingencies

         (a) The Company leases vehicles and office/warehouse space under operating leases which expire through 2002. Total rent expense aggregated $132,983 and $129,509, for the nine months ended September 30, 2000 and 1999, respectively.

         (b) In January 1994, the Company adopted a 401(k) employee savings and retirement plan. Under the provisions of the Plan, the Company may elect to match each employee's contribution to the Plan at the rate of 50% in Company Common Stock. The Common Stock is restricted stock and vests over a two year period on a quarterly basis. During the nine months ended September 30, 2000 and 1999, the Company contributed 48,914 and 66,133 shares of restricted Common Stock valued at $40,121 and $39,103, respectively.

         (c) On April 9, 1997 Long Trail Brewing Company filed a complaint against EnviroSystems Supply, Inc., a wholly owned subsidiary of the Company, in Windsor Superior Court in the County of Windsor in the State of Vermont; Docket number S216-5-97Wrcv. The complaint alleged, among other matters, breach of express warranty and specific performance of certain of the parameters of the written agreement for the purchase of a waste water treatment plant designed to treat the industrial waste water generated at the Plaintiff's brewing facility. During September 2000, the Company and its insurer settled such matter for $235,000; $135,000 borne by the Company and $100,000 borne by its insurer. Since the Company previously reserved for the estimated probable loss in connection with this matter, there was no material effect on the Company's operations as a result of the settlement.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
             (Unaudited with respect to September 30, 2000 and 1999)


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

         (e) William K. Mackey, the Company's President, Chief Executive Officer, Treasurer and Principal Accounting Officer resigned effective February 28, 2000. In accordance with such resignation and in satisfaction of the Company's obligations under his employment agreement, the Board of Directors agreed to pay Mr. Mackey $480,000 in equal installments of $40,000 per month beginning April 1, 2000, and extend all his options to purchase the Company's Common Stock through December 31, 2000. All costs related to this event were charged to operations in the first quarter of 2000, the unpaid amounts of which are included in accrued expenses in the accompanying condensed consolidated balance sheet at September 30, 2000.

         (f) On October 1, 2000, the Company entered into two-year employment agreements with each of the Company's Chief Executive Officer and Vice President of Finance. The Agreements provide for annual base salaries of $125,000 and $100,000, respectively, plus bonuses, if any, as determined by the Board of Directors. In connection with such Agreements, the Company granted 50,000 options to purchase Common Stock at $1.38, market value at the date of grant, to each of the above noted Officers. The above options expire ten years from the date of grant, and are exercisable one-half each year beginning one year from the date of grant. The employment agreements contain provisions for severance payments in the event of a change of control of the Company, material default by the Company and termination of such Officers without cause.

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

Results of Operations - Nine months ended September 30, 2000 and 1999

          Presented below are the condensed consolidated results of operations for the Company for the nine months ended September 30, 2000 and 1999:

                                                                    Nine months ended             Nine months ended
                                                                   September 30, 2000            September 30, 1999
                                                                   ------------------            ------------------
Revenues                                                           $      12,223,095             $      14,908,337
Cost of revenues                                                           6,887,621                     9,066,078
                                                                   -----------------             -----------------

Gross profit                                                               5,335,474                     5,842,259
Operating expenses                                                         5,621,728                     4,932,688
                                                                   -----------------            ------------------

(Loss) income from operations                                               (286,254)                      909,571
Interest expense, net                                                       (504,841)                     (532,471)
Other income                                                                 105,000                            --
                                                                   -----------------            ------------------

(Loss) income from continuing operations                                    (686,095)                      377,100
(Loss) income from discontinued operations                                   (11,681)                       96,505
                                                                   -----------------            ------------------

Net (loss) income                                                  $       (697,776)              $        473,605
                                                                   ================               ================

(Loss) income per share from continuing operations                 $          (0.24)              $           0.13
(Loss) income per share from discontinued operations                          (0.00)                          0.04
                                                                   ----------------               ----------------

Net (loss) income per share                                        $          (0.24)              $           0.17
                                                                   ================               ================

          Revenues decreased by $2,685,242, or 18%, from $14,908,337 for the nine months ended September 30, 1999, to $12,223,095 for the nine months ended September 30, 2000. $1,889,274 was due to a decrease in revenues recognized by the industrial and municipal fluid handling and filtration segment and $795,968 was due to a decrease in sales generated by the commercial and residential water filtration and purification segment.

          Cost of revenues decreased by $2,178,457, or 24%, from $9,066,078 for the nine months ended September 30, 1999, to $6,887,621 for the nine months ended September 30, 2000. As a percentage of revenues, these amounts represented 60.8% for 1999 as compared to 56.3% for 2000. The decrease in cost of revenues as a percentage of revenues primarily was due to more efficient and effective purchasing and overall management of the Company's production processes. Cost of revenues as a percentage of revenues for the industrial and municipal fluid handling and filtration and commercial and residential water filtration and purification segments were 54.5% and 62.9%, respectively, for the nine months ended September 30, 2000. Cost of revenues as a percentage of revenues of such segments, for the nine months ended September 30, 1999 were 60.1% and 63%, respectively.

          Gross profit decreased $506,785, or 8.7%, from $5,842,259 for the nine months ended September 30, 1999, to $5,335,474 for the nine months ended September 30, 2000, which, as a percentage of revenues, represented an increase from 39.2% to 43.7%, respectively, for such periods. Gross profit as a percentage of revenues for the industrial and municipal fluid handling and filtration and commercial and residential water filtration and purification segments were 45.5% and 37.1%, respectively, for the nine months ended September 30, 2000. Gross profit as a percentage of revenues of such segments, for the nine months ended September 30, 1999 were 39.9% and 37%, respectively.

          The Company's operating expenses increased by $689,040, or 14%, from $4,932,688 for the nine months ended September 30, 1999, to $5,621,728 for the nine months ended September 30, 2000. As a percentage of revenues, these expenses increased from 33.1% for 1999 to 46% for 2000. The $689,040 increase was primarily due to severance expense ($480,000) and an increase in payroll and related expenses ($206,435). Management evaluates operating expenses on a regular basis, and as such, adjusts resources allocated to cover such expenses. Optimum levels of operating expenses are targeted and adjusted according to business levels in order to provide maximum efficiency and effectiveness.

          Principally as a result of the factors described above, the Company incurred a net operating loss of $(286,254) for the nine months ended September 30, 2000, as compared to operating income of $909,571 for the nine months ended September 30, 1999.

          Interest expense, net, decreased $27,630, or 5.2%, from $532,471 for the nine months ended September 30, 1999 to $504,841 for the nine months ended September 30, 2000. This decrease was mainly attributable to lower average outstanding debt balances and lower interest rates on such outstanding debt balances for the nine months ended September 30, 2000, as compared to the nine months ended September 30, 1999.

          Including the other income from the sale of the net assets of GFSI in September 2000 of $105,000 and the net (loss) income from discontinued operations of $(11,681) and $96,505 for the nine months ended September 30, 2000 and 1999, respectively, the Company incurred a net loss of $(697,776) and earned net income of $473,605 for the nine months ended September 30, 2000 and 1999, respectively.

Financial Condition and Liquidity

          At September 30, 2000, the Company had $1,177,513 of cash and cash equivalents, working capital of $1,660,055, total assets of $12,062,457, long-term debt, net of current maturities, of $2,523,535 and stockholders' equity of $5,346,075. During the nine months ended September 30, 2000, the Company's operating activities used $22,435 of cash, as a result of the net loss ($697,776), an increase in inventory ($147,842) and the gain on sale of net assets of subsidiary ($105,000); offset by depreciation and amortization ($393,761), a decrease in accounts receivable ($208,967), the net effect of discontinued operations ($132,750), a decrease in other assets ($81,333), a decrease in prepaids and other ($45,678), the pension contribution paid through the issuance of Common Stock ($40,121), and an increase in accounts payable and accrued expenses ($25,573). Investing activities provided $2,011,035 of cash, due to proceeds from sale of net assets of subsidiaries ($1,455,000); proceeds from sale of land and building ($650,000); and payments received on notes receivable ($24,000); offset by capital expenditures ($117,965). Financing activities used $1,272,051 of cash, due to repayments of notes payable and long-term debt ($11,268,927); offset by the net proceeds from issuance of notes payable and long-term debt ($9,996,876).

          During March 2000, the Company completed the refinancing of debt remaining from the acquisition of the Filtration Systems Division of Durco International, Inc. in June 1997. In order to consummate such acquisition, Aqua Care incurred debt of approximately $5,200,000, which had since been paid down to approximately $1,800,000 through March 2000. Under the terms of the original financing, the Company had been paying approximately $120,000 per month in principal and interest since June 1997. Pursuant to the new consolidating arrangement, it will pay approximately $36,000 per month in principal and interest, representing an increase in cash flow of over $1,000,000 on an annual basis. Additionally, the interest rate on amounts refinanced is Prime plus 1.25%, (10.75% as of September 30, 2000); a significant reduction from the previous rates which included a fixed 11% rate, combined with Prime plus 2-2.5%. The refinanced debt maturity date, originally June 2, 2000, has been extended to June 2, 2005.

         The Company offers a retail financing program for the purpose of assisting its subsidiaries' water purification customers (dealers) in obtaining financing through an arrangement with an unrelated lending company. As compensation for its services, the Company receives fees based on amounts financed. The Company bears no credit risk, but could share in the risk associated with dealer fraud. Net fees for the nine months ended September 30, 2000 and 1999 aggregated approximately $390,720 and $570,561, respectively, and are included in revenues. The Company has been informally notified that the lending company intends to discontinue offering the finance program effective September 2001. As such, the Company is in the process of locating a new financing entity. The inability of the Company to find a lending institution willing to offer such a finance program could have a material adverse effect on the Company's financial condition and operating results.

          Management expects to continue to make acquisitions to expand the Company's markets. As consideration for an acquisition, the Company may issue Common Stock, Preferred Stock, or other securities, notes or cash. Since cash may be required either to consummate acquisitions, or to fund the operations of new or existing businesses, including required principal payments related to approximately $1,555,084 of current maturities of long-term debt, management may, from time to time, investigate and pursue various types of financing alternatives that are available to the Company. These may include, but are not limited to, private placements, secondary offerings, bridge financing, debentures, lines of credit and asset-based loans. While management believes that financing will be available for the Company to not only fund its current operations, but also to fund its acquisition program, there can be no assurance such financing will be on terms reasonably acceptable to the Company. No such acquisitions have occurred since 1997, and currently there are no acquisitions pending. There can be no assurance that any acquisitions will be consummated during 2000.

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

Capital Expenditure Requirements

          During the nine months ended September 30, 2000, the Company spent $117,965 on capital expenditures mainly relating to the purchase of machinery and equipment at FSDA and the upgrade of existing computer systems implemented by all of the Company's subsidiaries. During the remainder of 2000, the Company intends to utilize approximately $100,000 to purchase additional machinery and equipment, most specifically at FSDA. The Company does not presently anticipate any significant additional capital expenditures other than those noted above and those relating to future acquisitions.

New Accounting Pronouncements

         In March 2000, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 44 (Interpretation 44), Accounting for Certain Transactions Involving Stock Compensation. Interpretation 44 provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock-Based Compensation. Interpretation 44 was effective July 1, 2000, with certain provisions that were effective retroactively to December 15, 1998 and January 12, 2000. Adoption of Interpretation 44 did not have an impact on the Company's financial statements.

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

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  On April 9, 1997 Long Trail Brewing Company filed a complaint against EnviroSystems Supply, Inc., a wholly owned subsidiary of the Company, in Windsor Superior Court in the County of Windsor in the State of Vermont; Docket number S216-5-97Wrcv. The complaint alleged, among other matters, breach of express warranty and specific performance of certain of the parameters of the written agreement for the purchase of a waste water treatment plant designed to treat the industrial waste water generated at the Plaintiff's brewing facility. During September 2000, the Company and its insurer settled such matter for $235,000; $135,000 borne by the Company and $100,000 borne by its insurer. Since the Company previously reserved for the estimated probable loss in connection with this matter, there was no material effect on the Company's operations as a result of the settlement.

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

                                              AQUA CARE SYSTEMS, INC.
                                              Registrant

Dated:  November 7, 2000                      /s/ Norman J. Hoskin
                                              --------------------------
                                              Norman J. Hoskin
                                              Chairman of the Board, President,
                                              Chief Executive Officer, Treasurer
                                              and Secretary

Dated:  November 7, 2000                      /s/ George J. Overmeyer
                                              -------------------------
                                              George J. Overmeyer
                                              Vice President of Finance and
                                              Principal Accounting Officer

                                 EXHIBIT INDEX

EXHIBIT NO.       EXHIBIT DESCRIPTION
-----------       -------------------
  27.1            Financial Data Schedule