Form 10KSB40
period 2000-12-31
AQUA CARE SYSTEMS INC /DE/
filed 2001-03-28
CIK 910566

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
         OF 1934

         For the Fiscal Year Ended December 31, 2000


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____________ to _____________

                         Commission File Number 0-22434

                             AQUA CARE SYSTEMS, INC.
                             -----------------------
                 (Name of small business issuer in its charter)

                   Delaware                              13-3615311
       (State or other jurisdiction of                (I.R.S. Employer
        incorporation or organization)               Identification No.)

                   11820 NW 37 STREET, CORAL SPRINGS, FL 33065
                   -------------------------------------------
               (Address of principal executive offices)(Zip Code)

         Issuers's telephone number: (954) 796-3338

         Securities registered under Section 12(b) of the Exchange Act: NONE

         Securities registered under Section 12(g) of the Exchange Act:

                                Title of Classes
                          Common Stock, $.001 par value

                Page 1 of 41, (including pages F-1 through F-17)
                           Index to Exhibits Page 23

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes [X]      No [ ]

         Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year: $12,505,434

         The aggregate market value of the voting stock held by non-affiliates of the Registrant (computed by reference to the average bid and asked prices of such stock) as of February 28, 2001 was approximately $5,756,774.

         There were 2,971,238 shares of Common Stock, $.001 par value, outstanding at February 28, 2001.

         Transitional Small Business Disclosure Format (check one):

                           Yes [ ]      No [X]

         DOCUMENTS INCORPORATED BY REFERENCE: See Item 13, Exhibits and Reports on Form 8-K, for items incorporated by reference into this Annual Report on Form 10-KSB.

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

General

         Aqua Care Systems, Inc., (the "Company" or "ACSI"), is a Florida-based Delaware corporation. ACSI is engaged in the design, engineering, manufacturing, assembly, sales, marketing, distribution and service of fluid handling and filtration systems and products and water filtration and purification products.

         The Company focuses on the critical fluid handling and filtration needs of the process industries and consumer demand for water filtration and purification products. The Company's ability to successfully implement its strategy is supported by the acquisition of Filtration and Separation Dynamics, (f/k/a the Filtration Systems Division of Durco International, Inc.), in June 1997 and the acquisitions of KISS International, Inc. and Di-tech Systems, Inc. in July 1994 and March 1995, respectively. These businesses focus on providing added value to customers through end user price and quality enhancement by providing specially designed high end products to meet the technically demanding needs in their respective markets. The Company intends to selectively invest in internal growth and pursue additional acquisitions that may enhance its existing competencies, market presence and overall profitability.

         The Company provides management services, sales and marketing expertise and, when necessary, financial assistance to its operating subsidiaries. ACSI has organized its active, wholly owned subsidiaries into two segments; (a) industrial and municipal fluid handling and filtration and (b) commercial and residential water filtration and purification.

Recent Developments

         On February 22, 2001, AV, Inc., a Delaware corporation, commenced a tender offer to purchase up to 900,000 shares of the outstanding Common Stock of the Company for $2.25 per share in cash. On March 8, 2001, the Company's Board of Directors voted to recommend that Aqua Care shareholders accept a modified offer by AV, Inc. to purchase up to 1,050,000 shares of the Company's Common Stock for $2.25 per share in cash. As of the date hereof, the AV, Inc. tender offer is scheduled to expire on March 28, 2001. The Company has filed a Schedule 14d-9 with the U.S. Securities and Exchange Commission, which contains a discussion of factors considered by the Board of Directors, additional information regarding the above noted tender offer and the Board's decision in connection therewith.

Acquired Subsidiaries

         Since inception, the Company acquired several businesses including Filtration and Separation Dynamics, ("FSDA"), in the industrial and municipal fluid handling and filtration markets; and KISS International, Inc., ("KISS"), and Di-tech Systems, Inc., ("DTSI"), both engaged in commercial and residential water filtration and purification businesses.

         It is possible that the Company will continue to engage in acquisitions, which may result in a substantial change in ACSI's business operations and financial condition. As consideration for any acquisition, in addition to the payment of cash, ACSI may issue notes, common stock, preferred stock, or other securities. It is intended that key employees of acquired companies generally will become employees of the subsidiaries and, as such, will hold management positions in such subsidiaries. ACSI does not intend to seek stockholder approval for any acquisitions unless required by applicable laws or regulations. No such acquisitions have occurred since 1997, and currently there are no acquisitions pending. There can be no assurance that any acquisitions will be consummated during 2001.

Disposed Subsidiaries

         Effective May 1, 2000, the Company sold the net assets of Car Wash Equipment & Supply, Ryko of South Florida, Inc., ("CWES"), the sole entity in the Company's car wash equipment sales and service segment, for $1,350,000 in cash, the book value of the net assets as of May 1, 2000. In connection with this sale, the Company sold its land and building in Coral Springs, Florida for $650,000 in cash, the net book value of such assets as of May 1, 2000. (See Part II, Item 6 and Note 8(a) of "Notes to Consolidated Financial Statements" for further discussion.)

         During the third quarter of 2000, the Company sold substantially all of the net assets of Gravity Flow Systems, Inc., ("GFSI"), a subsidiary in the Company's industrial and municipal fluid handling and filtration segment, for $105,000 in cash. The Company realized a gain on this sale of net assets of $105,000. (See Part II, Item 6 and Note 11 of "Notes to Consolidated Financial Statements" for further discussion.)

         During the fourth quarter of 2000, the Company sold the assets of DuraMeter Pump Company, Inc., ("DMPC"), a subsidiary in the Company's industrial and municipal fluid handling and filtration segment, for $3,750,000 in cash and prospective earnout payments aggregating $1,000,000, based upon the achievement of certain net sales levels of DMPC products by the Purchaser over the next two years. The Purchaser also assumed certain of the liabilities of DMPC. The Company recognized a gain on the above noted sale of net assets of $1,357,643. DMPC was a separate line of business within the Company's industrial and municipal fluid handling and filtration segment that manufactured and distributed metering pumps. Management determined it advisable to sell DMPC because it believed that the sale price and terms provided the Company with more upside in the short term, than the benefits that may have been derived in the future, had the Company continued to develop DMPC. With its disposal, the Company has discontinued the manufacturing and distribution of metering pumps. (See Part II, Item 6 and Note 8(b) of "Notes to Consolidated Financial Statements" for further discussion.)

Operations

         Industrial and Municipal Fluid Handling and Filtration.

         FSDA designs, manufactures and markets an expansive line of self-cleaning filtration and separation equipment for liquid slurries. The vast majority of FSDA's revenues are derived from sales of (a) filter presses, (b) pressure leaf filters and (c) tubular filters. All three types of filters are systems used in industrial applications, with additional market opportunities in the municipal environmental waste and water treatment market sectors. The demand for each filter is based on the solids concentration in the fluid, level of purification required and the flow rate of the liquid used in the process. These manufactured products, along with the technical expertise of the employee base, allow FSDA to address the filtration and separation needs of its customers, such as those found in food and beverage processing, chemical manufacture, and oil and gas refining. FSDA has over 60 years of experience in the design, manufacturing and marketing of filtration and separation systems within the process markets.

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

         The management of FSDA believes that the market for its products is influenced by annual global growth in fluid handling and filtration equipment and systems purchases of greater than 10%. This growth is a direct function of increasing standards of living in developing countries and the increasing worldwide demand for consumer goods, which drive higher process quality standards, increased industrial capacities and more stringent requirements for clean water. Management's goal is to identify market opportunities in profitable niche market sectors where FSDA can leverage the significant engineering and applications experience gained through its large and diverse base of worldwide successful equipment and systems placements. In addition, FSDA will realize earnings growth through the execution of its market-driven product development programs aimed at these niche sectors and marketed through its extensive network of independent manufacturers sales representatives. FSDA supports its sales effort with direct marketing, print advertising and trade show attendance. As a result of the equipment and systems project nature of FSDA's business, revenues and operating income can vary significantly on a month to month basis.

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

         KISS and DTSI assemble the majority of their product lines. Their products are installed by the Company's dealers or shipped as finished goods to wholesalers and retailers. KISS manufactures and sells its products to dealers who in turn re-sell the products to their customers. In some cases, KISS and DTSI bundle their respective products into a package and sell such packages as whole house water solutions. The Company offers a retail financing program for the purpose of assisting its subsidiaries' water purification customers (dealers) in obtaining financing through an arrangement with an unrelated lending company. As compensation for its services, the Company receives fees based on amounts financed. The Company bears no credit risk, but could share in the risk associated with dealer fraud. Net fees for the years ended December 31, 2000 and 1999 aggregated approximately $561,000 and $757,000, respectively, and are included in revenues. The Company has been informally notified that the lending company intends to discontinue offering the finance program effective September 2001. As such, the Company is in the process of locating a new financing entity. The inability of the Company to find a lending institution willing to offer such a finance program could have a material adverse effect on the Company's financial condition and operating results. (See Note 10 of "Notes to Consolidated Financial Statements" for further discussion.)

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

Insurance

         The Company maintains limited product liability insurance. A substantial products liability claim, determined adverse to ACSI, could have a material adverse effect on the Company's operations and financial condition.

Business Segment Information

         ACSI's operations consist of two business segments, other than corporate expenses, for financial reporting purposes; (a) industrial and municipal fluid handling and filtration and (b) commercial and residential water filtration and purification. (See Note 9 of "Notes to Consolidated Financial Statements" for a summary of selected information for such business segments for the years ended December 31, 2000 and 1999.)

Governmental Regulation

         The enactment and enforcement of Federal, state and local laws relating to water and air quality standards may materially influence the level of sales of some or all the Company's businesses. Some of the Company's customers utilize ACSI's products and services in response to regulatory requirements affecting their businesses. ACSI believes that, as a provider of such products and services, the Federal or state environmental rules or regulations potentially applicable to the Company's customers are not directly applicable to ACSI. While the Company is not aware of any pending or proposed Federal legislation or regulation that would adversely affect its products or components or limit the methods in which those products are manufactured, installed or serviced, any such legislation or regulation could have a material adverse impact on the Company. Certain states have enacted legislation, which requires licensing, testing and labeling of fluid handling and water filtration and purification, including those offered by ACSI.

Competition

         In the fluid handling and filtration markets, the Company's management believes that there is a fragmented specialized approach to satisfying customers' needs. The Company attempts to compete in market segments characterized by demand for quality, technologically superior products and service. However, the Company does compete against companies with substantially greater resources, including U.S. Filter.

         In the water filtration and purification markets, the Company believes that there are thousands of companies involved in various aspects of water filtration and purification and that the market is highly competitive. The Company competes with a number of significantly larger companies including Culligan, EcoWater and Hague in the residential filtration and purification market. Such market is served by an array of products that are either "off-the-shelf" or custom-designed. These products range from small carbon filtration systems to de-ionization systems, reverse osmosis systems, de-gasifiers, scrubbers, ozone systems, ultra-violet systems and bio-remediation systems. Many of the residential systems are marketed by local operators across the country.

Employees

         The Company is a party to a collective bargaining agreement with the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers, A.F.L. - C.I.O. for its workers at FSDA. In July 2000, a new collective bargaining agreement was ratified for the period covering July 22, 2000 through July 22, 2005. As of February 28, 2001, 31 employees were covered by the collective bargaining agreement. Neither the Company nor any of its subsidiaries are subject to any other collective bargaining agreements. As of February 28, 2001, the Company and its subsidiaries had 84 full-time employees. ACSI believes its employee relations to be satisfactory.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Company owns approximately 80 acres of land and three buildings encompassing approximately 110,000 square feet in Angola, New York. The buildings are comprised of (a) the manufacturing and assembly facility for FSDA, (approximately 70,000 square feet), (b) the former manufacturing and assembly, engineering and administrative facilities of DMPC, (approximately 30,000 square feet), and (c) the administrative office building which contains divisional management and purchasing, sales, engineering and administration for FSDA, (approximately 10,000 square feet). The above noted properties are encumbered by a mortgage covering the land and buildings securing a note bearing interest at prime plus 1.25%, (9.75% at February 28, 2001). The note is payable, principal and interest monthly, with an estimated balloon payment of approximately $700,000 due June 2005. The note balance as of February 28, 2001 was $990,528. (See Note 5 of "Notes to Consolidated Financial Statements" for further discussion.)

         The Company leases a facility encompassing 17,000 square feet in Vista, California which contains the offices, warehouse and manufacturing/assembly facilities of KISS and DTSI. Such property is leased through July 2002 from a non-affiliated, third party. The Company's monthly lease expense for the above noted property approximates $10,500.

         The Company believes that its premises are adequate to permit it and its subsidiaries to conduct their businesses as they are currently conducted for the reasonably foreseeable future, without material expense for repairs and maintenance.

ITEM 3.  LEGAL PROCEEDINGS.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2000 to a vote of security holders of the Company, through the solicitation of proxies, or otherwise.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded and quoted under the symbol AQCR on The Nasdaq SmallCap Market ("Nasdaq"). The following table sets forth the high and low bid prices for the Common Stock, as quoted on Nasdaq, for the periods indicated.

                                      High          Low
                                    --------      -------
          Quarter ended
            March 31, 1999          $1-3/8        $3/4
            June 30, 1999           $1-1/2        $7/8
            September 30, 1999      $1-13/16      $1-1/4
            December 31, 1999       $1-15/16      $1-3/16

            March 31, 2000          $3-1/8        $1-1/2
            June 30, 2000           $2-5/16       $1-1/8
            September 30, 2000      $1-11/16      $1-1/4
            December 31, 2000       $1-7/16       $3/4

          Period ended
            February 28, 2001       $2-3/16       $1-1/8

          The Company had 65 owners of record and, it believes, in excess of 1,500 beneficial owners of its Common Stock as of February 28, 2001.

          On February 22, 2001, AV, Inc., a Delaware corporation, commenced a tender offer to purchase up to 900,000 shares of the outstanding Common Stock of the Company for $2.25 per share in cash. On March 8, 2001, the Company's Board of Directors voted to recommend that Aqua Care shareholders accept a modified offer by AV, Inc. to purchase up to 1,050,000 shares of the Company's Common Stock for $2.25 per share in cash. (See Part I, Item 1 and Note 14(b) of "Notes to Consolidated Financial Statements" for further discussion.)

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

Business Plan

          The Company's strategy has been to focus on the critical fluid handling and filtration needs of the process industries and consumer demand for water filtration and purification products. The Company's ability to successfully implement its strategy is supported by the acquisition of FSDA, in June 1997 and the acquisitions of KISS and DTSI, in July 1994 and March 1995, respectively. These businesses focus on providing added value to customers through end user price and quality enhancement by providing specially designed high end products to meet the technically demanding needs in their respective markets. The Company intends to selectively invest in internal growth and pursue additional acquisitions that may enhance its existing competencies, market presence and overall profitability.

          During the year ended December 31, 1999, as a result of previous acquisitions, internal growth, and the selective disposal of certain under performing entities, the Company's net income increased to its highest level since inception. Net income for 1999 aggregated $561,440, or $0.20 per share. However, due to poor overall economic and market conditions, among other things, ACSI incurred substantial losses for the year ended December 31, 2000.
In order to position itself to accomplish the objectives noted above, the Company sold CWES during the second quarter of 2000, GFSI in the third quarter of 2000 and DMPC during the fourth quarter of 2000. Currently, the Company has three operating subsidiaries in two locations within the (i) industrial and municipal fluid handling and filtration and (ii) commercial and residential water filtration and purification industries.

Results of Operations - Years ended December 31, 2000 and 1999

          Presented below are the condensed consolidated results of operations for the Company for the years ended December 31, 2000 and 1999:

                                                       Year ended             Year ended
                                                    December 31, 2000      December 31, 1999
                                                      ------------           ------------
Revenues                                              $ 12,505,434           $ 16,227,035
Cost of revenues                                         7,603,291              9,825,805
                                                      ------------           ------------
Gross profit                                             4,902,143              6,401,230
Operating expenses                                       6,161,889              5,441,438
                                                      ------------           ------------
(Loss) income from operations                           (1,259,746)               959,792
Interest expense, net                                     (586,868)              (533,025)
Other income                                               105,000                     --
                                                      ------------           ------------
(Loss) income from continuing operations                (1,741,614)               426,767
(Loss) income from discontinued operations                (387,607)               134,673
Gain on sale of discontinued operations                  1,357,643                     --
                                                      ------------           ------------
Net (loss) income                                     $   (771,578)          $    561,440
                                                      ============           ============
(Loss) income per share from continuing operations    $      (0.60)          $       0.15
Income per share from discontinued operations                 0.34                   0.05
                                                      ------------           ------------
Net (loss) income per share, basic and diluted        $      (0.26)          $       0.20
                                                      ============           ============

         Revenues decreased by $3,721,601, or 22.9%, from $16,227,035 for the year ended December 31, 1999, to $12,505,434 for the year ended December 31, 2000. Of this decrease, $2,535,323 was due to a $2,740,000 project, which was started and completed in 1999, without an equivalent size project occurring in 2000; offset by an increase in smaller projects completed in 2000 by the industrial and municipal fluid handling and filtration segment. The remaining $1,186,278 was due primarily to a reduction in sales of water filtration and purification equipment and financing fees as a result of a decrease in dealers' sales to end users mainly because of a slow down in consumer spending.

          Cost of revenues decreased by $2,222,514, or 22.6%, from $9,825,805 for the year ended December 31, 1999, to $7,603,291 for the year ended December 31, 2000. As a percentage of revenues, these amounts represented 60.6% for 1999 as compared to 60.8% for 2000. Cost of revenues as a percentage of revenues for the industrial and municipal fluid handling and filtration and commercial and residential water filtration and purification segments were 59.3% and 63.5%, respectively, for the year ended December 31, 1999. Cost of revenues as a percentage of revenues of such segments for the year ended December 31, 2000 were 59.4% and 64%, respectively.

          Gross profit decreased $1,499,087 or 23.4% from $6,401,230 for the year ended December 31, 1999 to $4,902,143 for the year ended December 31, 2000, which, as a percentage of revenues, represented a slight decrease from 39.4% to 39.2%, respectively, for such periods. Gross profit as a percentage of revenues for the industrial and municipal fluid handling and filtration and commercial and residential water filtration and purification segments were 40.7% and 36.5%, respectively, for the year ended December 31, 1999. Gross profit as a percentage of revenues of such segments for the year ended December 31, 2000 were 40.6% and 36%, respectively.

          The Company's operating expenses increased by $720,451, or 13.2%, from $5,441,438 for the year ended December 31, 1999, to $6,161,889 for the year ended December 31, 2000. As a percentage of revenues, these expenses increased from 33.5% for 1999 to 49.3% for 2000. The $720,451 increase was primarily due to severance expense ($480,000), professional fees ($129,072), provisions for doubtful accounts and notes ($114,897) and the reversal of an accrual relating to the settlement of a claim in 1999, not recurring in 2000 ($137,517); partially offset by a decrease in contract labor and services ($102,779), due to FSDA's increased efficiencies in utilizing internal resources. Management evaluates operating expenses on a regular basis, and as such, adjusts resources allocated to cover such expenses. Optimum levels of operating expenses are targeted and adjusted according to business levels in order to provide maximum efficiency and effectiveness.

          Interest expense, net, increased $53,843, or 10.1%, from $533,025 for the year ended December 31, 1999 to $586,868 for the year ended December 31, 2000. This increase was mainly attributable to the write off of deferred loan costs in connection with the repayment of ACSI's 12% note payable ($128,004); offset by a decrease in interest incurred on debt, due to lower average outstanding debt balances and interest rates as a result of the refinancing of the Company's debt ($74,161), for the year ended December 31, 2000, as compared to the year ended December 31, 1999.

          Other income for the year ended December 31, 2000, of $105,000 was comprised of a gain on the sale of net assets of GFSI ($105,000). There was no other income for the year ended December 31, 1999.

          Including the net (loss) income from discontinued operations of $(387,607) and $134,673 for the years ended December 31, 2000 and 1999, respectively, and the gain on sale of discontinued operations of $1,357,643 for the year ended December 31, 2000, the Company incurred a net loss of $(771,578) and earned net income of $561,440 for the years ended December 31, 2000 and 1999, respectively.

Financial Condition and Liquidity

          At December 31, 2000, the Company had $2,985,579 of cash and cash equivalents, working capital of $1,292,143, total assets of $10,571,592, long-term debt, net of current maturities, of $1,218,707 and stockholders' equity of $5,315,707. During 2000, the Company's operating activities provided $36,776 of cash, as a result of a decrease in accounts receivable ($833,477), depreciation and amortization ($477,158), the net effect of discontinued operations ($434,656), a decrease in inventory ($259,550), a decrease in other assets ($229,269), a decrease in prepaids and other ($76,453), provision for doubtful accounts and notes ($116,910) and the pension contribution paid through the issuance of Common Stock ($52,955); offset by a gain on the sale of net assets of subsidiaries ($1,462,643), the net loss ($771,578), and a decrease in accounts payable and accrued expenses ($209,431). Investing activities provided $5,691,198 due to proceeds from sale of net assets of subsidiaries ($5,205,000), proceeds from sale of land and building ($650,000) and payments received on notes receivable ($24,000); offset by capital expenditures ($187,802). Financing activities used $3,203,359 of cash, due to repayments of notes payable and long-term debt ($16,337,040); offset by the net proceeds from issuance of notes payable and long-term debt ($13,133,681).

          During March 2000, the Company completed the refinancing of debt remaining from the acquisition of the Filtration Systems Division of Durco International, Inc. in June 1997. In order to consummate such acquisition, Aqua Care incurred debt of approximately $5,200,000, which had since been paid down to approximately $1,800,000 through March 2000. Under the terms of the original financing, the Company had been paying approximately $120,000 per month in principal and interest since June 1997. Pursuant to the new consolidating arrangement, it pays approximately $30,000 per month in principal and interest, representing an increase in cash flow of over $1,000,000 on an annual basis. Additionally, the interest rate on amounts refinanced is Prime plus 1.25%, (9.75% at February 28, 2001); a significant reduction from the previous rates which included a fixed 11% rate, combined with Prime plus 2-2.5%. The refinanced debt maturity date, originally June 2, 2000, has been extended to June 2, 2005.

          Management expects to make acquisitions to expand the Company's markets. As consideration for an acquisition, the Company may issue Common Stock, Preferred Stock, or other securities, notes or cash. Since cash may be required either to consummate acquisitions, or to fund the operations of new or existing businesses, including required principal payments related to approximately $930,000 of current maturities of long-term debt, management may, from time to time, investigate and pursue various types of financing alternatives that are available to the Company. These may include, but are not limited to, private placements, secondary offerings, bridge financing, debentures, lines of credit and asset-based loans. While management believes that financing will be available for the Company to not only fund its current operations, but also to fund its acquisition program, there can be no assurance such financing will be on terms reasonably acceptable to the Company. No such acquisitions have occurred since 1997, and currently there are no acquisitions pending. There can be no assurance that any acquisitions will be consummated during 2001.

         The Company believes that its available cash, cash flow from operations and availability under its lines of credit will be sufficient to fund its operations and its purchases of machinery and equipment for the next twelve months.

         A portion of the revenues of the Company, particularly through FSDA, have been, and are expected to continue to be, generated from foreign countries. For the years ended December 31, 2000 and 1999, export sales, principally to other countries within North America, Asia and South America, aggregated approximately $2,720,000 and $1,590,000, respectively. Included in these amounts were export sales to Canada, which totaled approximately $1,010,000 and $790,000, respectively, for the years ended December 31, 2000 and 1999. Of the remaining export sales, there were no other individually material countries to which such sales were shipped. The Company invoices and receives substantially all remittances in U.S. dollars. Notwithstanding the fact that the Company expects its foreign contracts to be denominated in U.S. dollars, the Company is subject to the risks associated with fluctuations in the U.S. and foreign currencies and with political instability. In particular, if the U.S. dollar increases significantly as compared to foreign currencies, this could adversely impact the ability of the Company to secure orders and generate revenues in foreign countries.

Capital Expenditure Requirements

          During the year ended December 31, 2000, the Company spent $187,802 on capital expenditures mainly relating to the purchase of machinery and equipment at FSDA and the and upgrade of existing computer systems implemented by all of the Company's subsidiaries. During 2001, the Company intends to utilize approximately $200,000 to purchase additional machinery and equipment, most specifically at FSDA. The Company does not presently anticipate any significant additional capital expenditures other than those noted above and those relating to future acquisitions.

New Accounting Standards

         Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement applies to all entities and is effective for all fiscal quarters of the fiscal years beginning after June 15, 2000. The Company did not engage in derivative instruments or hedging activities in any periods presented in the consolidated financial statements. Accordingly, management implemented SFAS No. 133 on January 1, 2001, and its implementation will not have a material effect on the Company's financial position or results of operations.

         Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements", provides guidance on the recognition, presentation and disclosure of revenues in financial statements and requires adoption no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company implemented SAB 101, and its adoption did not have a material impact on the Company's earnings or financial position.

         Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 replaces SFAS 125 and is effective for transfers and servicing of financial assets and extinguishments occurring after March 31, 2001. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS 140 did not materially impact the Company's earnings or financial position.

         The Financial Accounting Standards Board (FASB) Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock-Based Compensation. Interpretation 44 was effective July 1, 2000, with certain provisions that were effective retroactively to December 15, 1998 and January 12, 2000. The adoption of Interpretation 44 did not have an impact on the Company's consolidated financial statements.

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

          None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The names and ages, along with certain biographical information (based solely on information supplied by them), of the directors and executive officers of the Company are as follows:

          Name                   Age   Positions
         ------                 -----  ---------

Norman J. Hoskin(1)(4)            66    Chairman of the Board of Directors,
                                        President and Chief Executive Officer,
                                        Treasurer and Secretary

George J. Overmeyer               36    Vice President of Finance and
                                        Principal Accounting Officer

James P. Cefaratti(1)(2)(3)(4)    58    Director

David K. Lucas(2)(3)              60    Director

Peter C. Rossi(2)(3)              52    Director

-----------------
(1) Member of the Executive Committee
(2) Member of the Audit Committee
(3) Member of the Compensation Committee
(4) Member of the Nominating Committee

         Directors of the Company are elected to serve for a term of one year or until their successors are elected and qualify, or until their earlier death, resignation or removal. The Company's officers are appointed annually by, and serve at the pleasure of, the Board of Directors, subject to the terms of any employment agreements.

         Norman J. Hoskin has been Chairman of the Board of Directors of Aqua Care Systems, Inc. since December 1999, and a member of the Board of Directors since June 1995. Mr. Hoskin has served as President and Chief Executive Officer and Treasurer of the Company since February 2000. Additionally, Mr. Hoskin has served as the Company's Secretary since his initial election to the Board of Directors in June 1995. He is also the Chairman of the Board of Corinthian Health Services, Inc., an infusion care provider, and has been Chairman and President of Bermuda International Capital Holdings, Ltd., a venture capital fund, since its inception in 1998. Mr. Hoskin was also the founder and former Chairman of Atlantic International Capital Holdings, Ltd., (n/k/a On-Line Gaming Corporation, NASDAQ: OGAM), an e-commerce software creator for the gaming industry, from 1993 to 1999. He has also served as Senior Vice President of Rentar Industries Group and as President of Rentar Driver Services, Inc., one of the largest transportation, warehousing and banking conglomerates in the United States prior to the Deregulation Action of 1982. Mr. Hoskin received a Bachelor of Science degree from Wharton School of Business, University of Pennsylvania.

         George J. Overmeyer has been the Vice President of Finance of Aqua Care Systems, Inc. since February 2000. From April 1993 through February 2000, Mr. Overmeyer served as the Company's Corporate Controller.

         James P. Cefaratti has been a director of the Company since January 1992. Since November 1998, Mr. Cefaratti has been a private investor. From November 1997 to November 1998, he served as President and Chief Operating Officer of Amedisys, Inc., a home health care provider. From June 1995 to December 1996, Mr. Cefaratti was President of Globalvision, Inc., a provider of laser radial keratotomy. From July 1993 until June 1995, he was President of JM Investments, a mergers and acquisitions company. He served as President, CEO and a director of Home Intensive Care, Inc., a home infusion and dialysis company, from December 1989 to June 1993.

         David K. Lucas has been a director of the Company since September 1997. He has been an independent consultant performing sales and marketing consulting for various entities within the fluid handling and filtration industries since 1988. From 1982 to 1988, Mr. Lucas served as the Vice President of Sales and Marketing of JWI, Inc. a filter press equipment manufacturing company.

         Peter C. Rossi has been a director of the Company since July 1999. He has been employed by Bloomingdale Properties, Inc., a private investing company, since 1983, having served as its Treasurer since 1985. From 1979 to 1983, Mr. Rossi was a Manager at the accounting firm of Deloitte and Touche. Rossi is a Certified Public Accountant.

         Each director, who is not an employee of the Company, receives directors' fees at the rate of $1,500 per month. On February 28, 2000, the Board of Directors approved a severance arrangement for its outside directors. Any outside director who is removed as a member of the Board of Directors would receive twelve months of directors' fees, currently $18,000, payable at the time of removal. Additionally, each director is granted options under the terms of the 1994 Outside Directors' Stock Option Plan to purchase 5,000 shares of Common Stock on the last business day of the year preceding the first Board of Directors meeting of each new calendar year at the then current bid price, subsequent to serving one full calendar year as a director. Such options are exercisable over the subsequent ten years and are fully vested at the date of grant. (See Item 10 for further discussion.)

         On April 1, 2000, the Company entered into six-month consulting agreements with two members of the Company's Board of Directors, James P. Cefaratti and David K. Lucas. The agreements provide for minimum monthly payments of $1,000 each and are cancelable subsequent to the initial six months, with thirty days written notice by the Company or the consultants. Consulting fees, pursuant to these agreements, aggregated $21,000 for the year ended December 31, 2000.

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table

         The following table sets forth information for the years ended December 31, 2000, 1999 and 1998, representing compensation earned by the Chief Executive Officer of the Company and any other executive officer who earned in excess of $100,000 during such periods, (the "Named Executive Officers"), in all capacities in which they served.

Annual Compensation

                                                                                                  Long-Term
                                                                                                 Compensation
                                                                                Other Annual       Number of
       Name and Principal Positions         Year       Salary        Bonus      Compensation    Options Granted
----------------------------------------   ------   -------------  ----------   ------------    ---------------
Norman J. Hoskin(1)                         2000     $ 97,627           --       $ 6,000(4)          65,000
  Chairman of the Board, President and
  Chief Executive Officer and Treasurer

William K. Mackey(2)                        2000     $464,912(2)        --       $ 7,200(4)              --
  Chairman of the Board, President and      1999     $155,000      $25,000(3)    $ 7,200(4)              --
  Chief Executive Officer and Treasurer     1998     $155,000      $86,800(3)    $ 7,200(4)         100,000(2)

Stock Option Grants in 2000

         The following table contains information concerning the grant of stock options to the Named Executive Officers in the fiscal year ended December 31, 2000:

                                                     Individual Grants
                     -------------------------------------------------------------------------------
                                                   % of Total Options
                        Number of Securities      Granted to Employees   Exercise Price   Expiration
       Name          Underlying Options Granted      in Fiscal Year        Per Share         Date
-------------------  --------------------------   --------------------   --------------   ----------
Norman J. Hoskin(1)           15,000                      8.3%               $2.35       July 21, 2010
                              50,000                     27.8%               $1.38      October 1, 2010

Stock Option Exercises in 2000 and Option Values at December 31, 2000

         The following table provides information with respect to options exercised by the Named Executive Officers during 2000 and the number and value of securities underlying unexercised options held by the Named Executive Officers at December 31, 2000:

                                                  Number of Securities          Value of Unexercised
                                             Underlying Unexercised Options     In-the-Money Options
                        Shares                    at December 31, 2000          at December 31, 2000
                       Acquired      Value     ---------------------------   ---------------------------
        Name          on Exercise   Realized   Exercisable   Unexercisable   Exercisable   Unexercisable
-------------------   -----------   --------   -----------   -------------   -----------   -------------
Norman J. Hoskin(1)       --           --        31,250          65,000           --             --

-----------------
(1) Mr. Hoskin replaced Mr. Mackey as President and Chief Executive Officer and Treasurer in February 2000.
(2) Mr. Mackey resigned from all positions held with the Company in February 2000. In connection therewith, the Board of Directors agreed to pay him $480,000 in equal installments of $40,000 per month beginning April 1, 2000, and extend all of his options to purchase the Company's Common Stock to December 31, 2000, at which time the options expired.
(3) Represents bonuses earned based upon parameters set forth in Mr. Mackey's Employment Agreement.
(4)      Represents a monthly auto expense allowance of $600.

Employment Agreements

         On August 7, 1997, the Company entered into a five-year employment agreement with William K. Mackey, Chairman of the Board, President, Chief Executive Officer and Treasurer. The Agreement provided that Mr. Mackey would receive an annual base salary of $155,000, plus a bonus, if any, as determined by the Board of Directors. Mackey resigned from all positions held with the Company on February 28, 2000. In accordance with such resignation, the Board of Directors agreed to pay him $480,000 in equal installments of $40,000 per month beginning April 1, 2000, and extend all of his options to purchase the Company's Common Stock through December 31, 2000, at which time the options expired. (See
Note 13(d) of "Notes to Consolidated Financial Statements" for further discussion.)

         On October 1, 2000, the Company entered into two-year employment agreements with each of Norman J. Hoskin and George J. Overmeyer, the Company's President/Chief Executive Officer and Vice President of Finance, respectively. The Agreements provide for annual base salaries of $125,000 and $100,000, respectively, plus bonuses, if any, as determined by the Board of Directors. Pursuant to the terms of the employment agreements, Mssrs. Hoskin and Overmeyer were each granted options to purchase 50,000 shares of the Company's Common Stock, at an exercise price of $1.38 per share. Such options vest over a two-year period and have a term of ten years from the date of the grant. (See
Note 13(e) of "Notes to Consolidated Financial Statements" for further discussion.)

         Pursuant to such employment agreements, if Mssrs. Hoskin or Overmeyer are terminated without cause, they are entitled to receive severance payments equal to the greater of the remaining base salary payments due for the remaining term of their respective employment agreements or one year's base salary. If Mssrs. Hoskin or Overmeyer are terminated without cause following a change of control, severance payments due would equal (i) three times their respective base salaries then in effect, plus (ii) any bonuses paid to them in the preceding twelve months. Additionally, if Mssrs. Hoskin or Overmeyer terminate their employment agreements because of a material default by the Company, they are entitled to receive a severance payment equal to the greater of the base salary payments due under the remaining term of the employment agreements or one year's base salary then in effect. The employment agreements also entitle Mssrs. Hoskin and Overmeyer to terminate their agreements within six months following a change of control of the Company and receive severance payments equal to the greater of the remaining base salary payments due for the remaining term of such employment agreements or an amount equal to (i) two times their base salaries then in effect, plus (ii) their last bonuses.

Outside Directors' Plan and Performance Equity Plan

         At December 31, 2000 the Company has two stock option plans, which are described below.

         Outside Directors' Plan. The Company's shareholders have adopted the 1994 Outside Directors' Stock Option Plan (the "Outside Directors' Plan") for the Company's directors who are not employees or officers of the Company or its subsidiaries ("Eligible Directors") rendering advisory service to the Board of Directors. The Outside Directors' Plan provides for up to 400,000 shares of Common Stock to be issued, and provides for the grant of non-qualified stock options ("NQSOs") which have an exercise period extending for ten years from the date of the grant. The purchase price of the shares of Common Stock covered by each option granted under the Outside Directors' Plan is the fair market value of the shares as of the date of grant. Each Eligible Director who is newly-elected is granted an option to purchase not less than 2,500 and not more than 12,500 shares of the Common Stock of the Company on the date such director is initially elected or otherwise selected to the Board of Directors. The exact amount is determined by the directors serving prior to the effective date of the Outside Directors' Plan. All Eligible Directors are granted options to purchase 5,000 shares of the Common Stock of the Company on each December 31, if such Eligible Director has completed a full year of service as a member of the Board of Directors of the Company.

         Performance Equity Plan. On May 13, 1991, the Company's stockholders adopted the 1991 Performance Equity Plan (the "Performance Equity Plan"). The Performance Equity Plan provides for up to 2,000,000 shares of Common Stock to be issued. The Performance Equity Plan provides for the grant of a variety of incentive awards to officers, key employees, consultants and independent contractors of the Company. The Performance Equity Plan authorizes the grant of incentive awards which may consist of stock options, restricted stock awards, deferred stock awards, stock appreciation rights and other stock-based awards. The Performance Equity Plan expires at the close of business on May 13, 2001, unless sooner terminated; provided however that all awards previously granted shall remain outstanding for the respective terms of such awards. Officers, directors, and other key employees and prospective employees and consultants and independent contractors who perform services for the Company or any of its subsidiaries, (but excluding members of the stock option committee and any person who serves as a director only), ("Eligible Persons"), are eligible to receive awards under the Plan. The Performance Equity Plan is administered by the Board of Directors or the Compensation and Stock Option Committee (the "Committee") appointed by the Board of Directors, which determines the persons to whom awards will be granted, the number of awards to be granted and the specific terms of each grant, subject to the provisions of the Performance Equity Plan.

         Outstanding Awards. Options to purchase an aggregate of 459,100 shares of the Company's Common Stock have been granted and are outstanding as of February 28, 2001, under the Outside Directors' Plan and Performance Equity Plan as follows:

                                    Number of Shares   Option Price Range
                                    ----------------   ------------------
Outstanding at January 1, 1999          612,600          $1.19 - $20.00
Granted                                 112,400          $1.00 - $1.63
Cancelled                               (16,900)         $1.00 - $1.75
                                       --------
Outstanding at December 31, 1999        708,100          $1.00 - $20.00
Granted                                 195,000          $1.13 - $2.35
Cancelled                              (459,000)         $1.00 - $16.00
                                       --------
Outstanding at December 31, 2000        444,100          $1.00 - $20.00
Granted                                  15,000          $1.13
                                       --------
Outstanding at February 28, 2001        459,100          $1.00 - $20.00
                                       ========

         At December 31, 2000 and 1999, 200,482 and 575,830 options with weighted average option prices of $2.44 and $3.50, respectively, were exercisable.

         In January 2001, certain employees of the Company were granted options to purchase a total of 15,000 shares of Common Stock at $1.13 per share (market value at the date of grant). The above options expire ten years from the date of grant, and are exercisable one-third each year beginning one year from the date of grant.

401(k) Plan

         In January 1994, the Company adopted a 401(k) employee savings and retirement plan. Pursuant to the Plan, the Company may elect to match each employee's contribution to the Plan at the rate of 50% in Company Common Stock. The Common Stock is restricted stock and vests over a two-year period on a quarterly basis. During 2000 and 1999, the Company contributed 71,732 and 99,193 shares of restricted Common Stock valued at $52,955 and $64,933, respectively.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information as to the number of shares of Common Stock beneficially owned as of February 28, 2001, by (i) each person who is believed by the Company to be a beneficial owner of more than 5% of the outstanding Common Stock of the Company; (ii) each director of the Company;
(iii) each Named Executive Officer; and (iv) all directors and executive officers of the Company as a group.

                                                Number of        Percentage of
Name and Address of Beneficial Owner(1)       Shares Owned      Common Stock(2)
-------------------------------------------------------------------------------
Norman J. Hoskin(3)                               61,750              2.1%
James P. Cefaratti(4)                             41,250              1.4%
David K. Lucas(5)                                 40,075              1.3%
Peter C. Rossi(6)                                618,400             20.7%
Aqua Care Systems, Inc. 401(k) Plan              308,879             10.4%
William K. Mackey                                 24,000               *
Bruce Galloway(7)                                211,200              7.1%
David J. Painter(8)                              166,300              5.6%
Directors and executive officers,
  as a group, (five persons)                     793,433(9)          25.5%

         Except as set forth below, all shares of Common Stock are directly owned and the sole investment and voting power are held by the entities noted.

--------------------------------------------------------------------------------
(1) Except as otherwise set forth, the address for these individuals is 11820 NW 37 Street, Coral Springs, FL 33065.
(2) Based upon 2,971,238 shares of Common Stock issued and outstanding as of February 28, 2001, along with shares of Common Stock which such individuals have the right to acquire within sixty days of
         February 28, 2001.
(3)      Includes options to purchase 31,250 shares of Common Stock.
(4)      Includes options to purchase 41,250 shares of Common Stock.
(5)      Includes options to purchase 20,000 shares of Common Stock.
(6) The address for this person is 641 Lexington Avenue, 29th Floor, New York, NY 10022. Includes 603,400 shares of Common Stock of which the named person has shared dispositive power and options to purchase 15,000 shares of Common Stock.
(7) The address for this person is 1325 Avenue of the Americas, 26th Floor, New York, NY 10019. Includes 211,200 shares of Common Stock of which the named person has shared dispositive power. The information contained herein is based on a Schedule 13d filed by such person with the Securities and Exchange Commission.
(8) The address for this person is 1301 Bay Street, Beaufort, SC 29902. The information contained herein is based on a Schedule 13d filed by such person with the Securities and Exchange Commission.
(9)      Includes options to purchase 139,458 shares of Common Stock.
(*)      Less than 1%.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         On April 1, 2000, the Company entered into six-month consulting agreements with two members of the Company's Board of Directors, James P. Cefaratti and David K. Lucas. The agreements provide for minimum monthly payments of $1,000 each and are cancelable subsequent to the initial six months, with thirty days written notice by the Company or the consultants. Consulting fees, pursuant to these agreements, aggregated $21,000 for the year ended December 31, 2000.

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K


         3.1 Certificate of Incorporation of the Registrant is incorporated herein by reference to the Company's Registration Statement on Form SB-2 (Registration No. 33-67252).
         3.2 Amended and Restated By-laws of the Registrant dated November 15, 2000.
         10.1 Employment Agreement dated August 7, 1997, by and between the Company and William K. Mackey is hereby incorporated herein by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997.
         10.2 Employment Agreement dated October 1, 2000, by and between the Company and Norman J. Hoskin.
         10.3 Employment Agreement dated October 1, 2000, by and between the Company and George J. Overmeyer.
         10.4 Amended and Restated Loan and Security Agreement between ACS Acquisition Corp. and Guaranty Business Credit Corporation, d/b/a Fidelity Funding, dated March 14, 2000, is hereby incorporated herein by reference to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999.
         21.1     Subsidiaries of the Registrant.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Coral Springs, State of Florida, on March 26, 2001.


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

Signature                    Title                                Date
---------                    -----                                ----

/s/ Norman J. Hoskin         Chairman of the Board, President     March 26, 2001
-------------------------    and Chief Executive Officer,
Norman J. Hoskin             Treasurer and Secretary


/s/ George J. Overmeyer      Vice President of Finance and        March 26, 2001
-------------------------    Principal Accounting Officer
George J. Overmeyer

/s/ James P. Cefaratti       Director                             March 26, 2001
-------------------------
James P. Cefaratti

/s/ David K. Lucas           Director                             March 26, 2001
-------------------------
David K. Lucas

/s/ Peter C. Rossi           Director                             March 26, 2001
-------------------------
Peter C. Rossi

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   Index to consolidated financial statements

                                                                         Page
                                                                        Number
                                                                        ------

Report of Independent Certified Public Accountants                        F-2

Consolidated Balance Sheets
     as of December 31, 2000 and 1999                                     F-3

Consolidated Statements of Operations
     for the years ended December 31, 2000 and 1999                       F-4

Consolidated Statements of Stockholders' Equity
     for the years ended December 31, 2000 and 1999                       F-5

Consolidated Statements of Cash Flows
     for the years ended December 31, 2000 and 1999                       F-6

Notes to Consolidated Financial Statements                                F-7

               Report of Independent Certified Public Accountants

To the Board of Directors of
Aqua Care Systems, Inc.

         We have audited the accompanying consolidated balance sheets of Aqua Care Systems, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aqua Care Systems, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



Miami, Florida                                         BDO Seidman, LLP
February 16, 2001, except for
  Note 14(b), which is as of March 8, 2001

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                                            December 31,
                                                                                       2000             1999
                                                                                   ------------     ------------
Assets
Current assets
     Cash and cash equivalents .................................................   $  2,985,579     $    460,964
     Accounts receivable, net of allowance for doubtful accounts of
         $100,000 and $140,000, in 2000 and 1999, respectively .................      1,516,150        2,410,537
     Inventory, net ............................................................        680,017          939,567
     Prepaids and other ........................................................        147,575          272,028
     Assets of discontinued operations .........................................             --        3,721,953
                                                                                   ------------     ------------
Total current assets ...........................................................      5,329,321        7,805,049

Property, plant and equipment, net .............................................      3,683,580        4,461,761
Intangible assets, net .........................................................      1,433,176        1,594,351
Other assets ...................................................................        125,515          356,184
                                                                                   ------------     ------------
Total assets ...................................................................   $ 10,571,592     $ 14,217,345
                                                                                   ============     ============
Liabilities
Current liabilities
     Accounts payable ..........................................................   $  1,725,140     $  1,700,103
     Accrued expenses ..........................................................        483,611          718,079
     Current maturities of long-term debt ......................................        928,604        2,161,538
     Liabilities of discontinued operations ....................................        899,823          444,763
                                                                                   ------------     ------------
Total current liabilities ......................................................      4,037,178        5,024,483

Long-term debt, less current maturities ........................................      1,218,707        3,189,132
                                                                                   ------------     ------------
Total liabilities ..............................................................      5,255,885        8,213,615
                                                                                   ------------     ------------
Commitments, contingencies and subsequent events

Stockholders' equity
     Preferred stock, $.001 par; 5,000,000 shares
         authorized, none outstanding ..........................................             --               --
     Common stock, $.001 par; 30,000,000 shares
         authorized, 2,971,238 and 2,899,506 shares issued
         and outstanding, in 2000 and 1999, respectively .......................          2,971            2,900
     Additional paid-in capital ................................................     17,185,803       17,102,319
     Deficit ...................................................................    (11,873,067)     (11,101,489)
                                                                                   ------------     ------------
Total stockholders' equity .....................................................      5,315,707        6,003,730
                                                                                   ------------     ------------
Total liabilities and stockholders' equity .....................................   $ 10,571,592     $ 14,217,345
                                                                                   ============     ============

        See accompanying notes to the consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                                          For the year ended
                                                                              December 31,
                                                                         2000             1999
                                                                     ------------     ------------
Revenues ....................................................        $ 12,505,434     $ 16,227,035

Cost of revenues ...........................................            7,603,291        9,825,805
                                                                     ------------     ------------

Gross profit ...............................................            4,902,143        6,401,230
                                                                     ------------     ------------
Operating expenses:
     Selling, general and administrative ...................            5,204,731        5,010,778
     Severance expense .....................................              480,000               --
     Depreciation and amortization .........................              477,158          430,660
                                                                     ------------     ------------
Total operating expenses ...................................            6,161,889        5,441,438
                                                                     ------------     ------------
(Loss) income from operations ..............................           (1,259,746)         959,792

Interest expense, net ......................................             (586,868)        (533,025)

Other income ...............................................              105,000               --
                                                                     ------------     ------------
(Loss) income from continuing operations ...................           (1,741,614)         426,767

(Loss) income from discontinued operations .................             (387,607)         134,673

Gain on sale of discontinued operations ....................            1,357,643               --
                                                                     ------------     ------------
Net (loss) income...........................................         $   (771,578)    $    561,440
                                                                     ============     ============
(Loss) income per share from continuing operations,
  basic and diluted.........................................         $      (0.60)    $       0.15

Income per share from discontinued operations,
  basic and diluted ........................................                 0.34             0.05
                                                                     ------------     ------------
Net (loss) income per share,
  basic and diluted.........................................         $      (0.26)    $       0.20
                                                                     ============     ============

        See accompanying notes to the consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity

                                                  Common Stock             Additional
                                                                             paid-in
                                             Shares          Amount          capital         Deficit          Total
                                          ------------    ------------    ------------    ------------     ------------
     Amounts at January 1, 1999:             2,800,313    $      2,800    $ 16,928,486    $(11,662,929)    $  5,268,357

   Warrants issued in connection
       with the issuance of debt
       and consulting agreement:                    --              --         109,000              --          109,000

Contribution to Employee Benefit Plan:          99,193             100          64,833              --           64,933

                     Net income:                    --              --              --         561,440          561,440
                                          ------------    ------------    ------------    ------------     ------------
   Amounts at December 31, 1999:             2,899,506           2,900      17,102,319     (11,101,489)       6,003,730

   Warrants issued in connection
      with the issuance of debt:                    --              --          30,600              --           30,600

Contribution to Employee Benefit Plan:          71,732              71          52,884              --           52,955

                       Net loss:                    --              --              --        (771,578)        (771,578)
                                          ------------    ------------    ------------    ------------     ------------
   Amounts at December 31, 2000:             2,971,238    $      2,971    $ 17,185,803    $(11,873,067)    $  5,315,707
                                          ============    ============    ============    ============     ============

        See accompanying notes to the consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows

                                                                     For the year ended
                                                                         December 31,
                                                                    2000             1999
                                                                ------------     ------------
Operating Activities:
Net (loss) income .........................................     $   (771,578)    $    561,440
Adjustments to reconcile net (loss) income to
net cash provided by operating activities:
     Gain on sale of net assets of subsidiaries ...........       (1,462,643)              --
     Provision for doubtful accounts and notes ............          116,910            2,013
     Depreciation and amortization ........................          477,158          430,660
     Pension contribution paid through issuance of
        Common Stock ......................................           52,955           64,933
Changes in assets and liabilities:
     Decrease (increase) in accounts receivable ...........          833,477         (859,473)
     Decrease in inventory ................................          259,550          608,958
     Decrease in prepaids and other .......................           76,453           13,059
     Decrease in other assets .............................          229,269           86,300
     Decrease in accounts payable and accrued expenses ....         (209,431)         (73,521)
     Net effect of discontinued operations ................          434,656          478,217
                                                                ------------     ------------
Net cash provided by operating activities .................           36,776        1,312,586
                                                                ------------     ------------
Investing Activities:
     Proceeds from sale of net assets of subsidiaries  ....        5,205,000               --
     Proceeds from sale of land and building ..............          650,000               --
     Payments received on notes receivable ................           24,000           72,744
     Capital expenditures .................................         (187,802)        (599,016)
                                                                ------------     ------------
Net cash provided by (used in) investing activities .......        5,691,198         (526,272)
                                                                ------------     ------------
Financing Activities:
     Proceeds from issuance of notes payable and
        long-term debt ....................................       13,133,681       14,819,308
     Repayment of notes payable and
        long-term debt ....................................      (16,337,040)     (15,650,041)
                                                                ------------     ------------
Net cash used in financing activities .....................       (3,203,359)        (830,733)
                                                                ------------     ------------
Net increase (decrease) in cash and cash equivalents ......        2,524,615          (44,419)

Cash and cash equivalents, beginning of period ............          460,964          505,383
                                                                ------------     ------------
Cash and cash equivalents, end of period ..................     $  2,985,579     $    460,964
                                                                ============     ============

        See accompanying notes to the consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

1.       Summary of Significant Accounting Policies

         Business

         Aqua Care Systems, Inc. and subsidiaries, (the "Company" or "ACSI"), is engaged in the design, engineering, manufacturing, assembly, sales, marketing, distribution and service of fluid handling and filtration systems and products and water filtration and purification products. Currently, it provides equipment sales and service for clients in the United States and abroad. Active subsidiaries include Filtration and Separation Dynamics, (f/k/a the Filtration Systems Division of Aqua Care Systems, Inc.), ("FSDA"), KISS International, Inc., ("KISS"), and Di-tech Systems, Inc., ("DTSI").

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

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

         Income Taxes

         Income taxes are accounted for using the liability approach under the provisions of Financial Accounting Standards No. 109.

         Fair Value of Financial Instruments

         Cash equivalents, accounts receivable, notes receivable, accounts payable and accrued expenses are reflected in the consolidated balance sheets at their respective carrying values, which approximate fair values due to the short-term nature of these instruments. The Company's debt, as reflected in the consolidated balance sheets, approximates its estimated fair value because such debt has variable rates of interest. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

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

         Advertising Costs

         The Company expenses production costs of print advertisements as of the first date the advertisements take place. Advertising expenses included in selling, general and administrative expenses for the years ended December 31, 2000 and 1999, were approximately $53,000 and $79,000, respectively.

         New Accounting Standards

         Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Statement applies to all entities and is effective for all fiscal quarters of the fiscal years beginning after June 15, 2000. The Company did not engage in derivative instruments or hedging activities in any periods presented in the consolidated financial statements. Accordingly, management implemented SFAS No. 133 on January 1, 2001, and its implementation will not have a material effect on the Company's financial position or results of operations.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

         Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements", provides guidance on the recognition, presentation and disclosure of revenues in financial statements and requires adoption no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. The Company implemented SAB 101, and its adoption did not have a material impact on the Company's earnings or financial position.

         Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. SFAS 140 replaces SFAS 125 and is effective for transfers and servicing of financial assets and extinguishments occurring after March 31, 2001. SFAS 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS 140 did not materially impact the Company's earnings or financial position.

         The Financial Accounting Standards Board (FASB) Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", provides criteria for the recognition of compensation expense in certain stock-based compensation arrangements that are accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock-Based Compensation. Interpretation 44 was effective July 1, 2000, with certain provisions that were effective retroactively to December 15, 1998 and January 12, 2000. The adoption of Interpretation 44 did not have an impact on the Company's consolidated financial statements.

2.       Inventory

                                                   December 31, 2000      December 31, 1999
                                                     -----------             -----------
Materials and purchased parts ...................    $   533,852             $   748,773
Work in process .................................        146,165                 190,794
                                                     -----------             -----------
Total inventory .................................    $   680,017             $   939,567
                                                     ===========             ===========

3.       Property, Plant and Equipment

                                                   December 31, 2000      December 31, 1999
                                                     -----------             -----------
Land and buildings ..............................    $ 2,000,000             $ 2,745,427
Machinery and equipment .........................      2,284,716               2,100,095
Furniture and fixtures ..........................        577,087                 577,087
Leasehold improvements ..........................         34,125                  30,944
                                                     -----------             -----------
                                                       4,895,928               5,453,553
Less accumulated depreciation ...................     (1,212,348)               (991,792)
                                                     -----------             -----------
Net property, plant and equipment ...............    $ 3,683,580             $ 4,461,761
                                                     ===========             ===========

4.       Intangible Assets

                                                   December 31, 2000      December 31, 1999
                                                     -----------             -----------
Goodwill ........................................    $ 2,417,831             $ 2,417,831
Less accumulated amortization ...................       (984,655)               (823,480)
                                                     -----------             -----------
Net intangible assets ...........................    $ 1,433,176             $ 1,594,351
                                                     ===========             ===========

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

5.       Long-Term Debt

                                                    December 31,    December 31,
                                                         2000          1999
                                                    ------------    ------------

Prime plus 1.25%, (10.75% at December
31, 2000), revolving credit lines,
providing for borrowings, subject to
certain collateral requirements and loan
covenants, of up to $3,500,000 through
June 2005, principally collateralized by
accounts receivable and inventory of FSDA,
(see (b) below) ................................... $   672,557     $ 1,527,655

Prime plus 1.25%, (10.75% at December
31, 2000), note payable, principal and
interest payable monthly with an
estimated balloon payment of
approximately $700,000 due June 2005,
principally collateralized by land and
buildings of FSDA, (see (b) below) ................   1,002,250         549,200

Prime plus 1.25%, (10.75% at December
31, 2000), note payable, principal and
interest payable monthly with an
estimated balloon payment of
approximately $100,000 due June 2005,
principally collateralized by machinery
and equipment of FSDA, (see (b) below) ............     347,504         190,800

10% unsecured notes payable to a former
affiliated entity, matured October 1994 ...........     125,000         125,000

12% note payable, paid December 2000,
(see (c) below) ...................................          --       1,150,000

9.5% note payable, paid November 2000 .............          --          46,629

8.5% mortgage note payable, paid June 2000  .......          --         566,887

11% note payable, paid March 2000,
(see (b) below) ...................................          --       1,194,499
                                                    -----------     -----------
                                                      2,147,311       5,350,670
Less current maturities ...........................    (928,604)     (2,161,538)
                                                    -----------     -----------
Total long-term debt .............................. $ 1,218,707     $ 3,189,132
                                                    ===========     ===========

At December 31, 2000, scheduled maturities of long-term debt, are:

                            2001              $   928,604
                            2002                  131,047
                            2003                  131,047
                            2004                  131,047
                            2005                  825,566
                                              -----------
                                              $ 2,147,311
                                              ===========

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

         (a) The weighted average interest rate of borrowing under the Company's revolving lines of credit was 10.6% and 10.1% for the years ended December 31, 2000 and 1999, respectively.

         (b) On March 14, 2000, the Company refinanced the above noted debt. In connection with such refinancing, the principal payments were reduced from $80,000 to $23,191 per month, and the interest rates were reduced from Prime plus 2.5% and 11% fixed to Prime plus 1.25%, (10.75% at December 31, 2000). Subsequent to the payoff of certain of this refinanced debt in December 2000, principal payments have been further reduced from $23,191 to $10,921 per month.

         (c) During July 1998, the Company received net proceeds of $1,465,847 from the issuance of $1,500,000 in secured subordinated debentures which bore interest at the rate of 12% per year. In conjunction with the above noted financing, the Company issued 115,500 warrants to purchase the Company's Common Stock at an exercise price of $2.60 per share. The warrants contain certain call provisions based on the repayment of the debentures and certain market contingencies. Additionally, beginning June 30, 1999 and on each anniversary thereafter that such debentures remained outstanding, the Company agreed to issue to the holder, 30,000 warrants with an exercise price equal to the average bid price for the 20 days prior to such anniversary dates. Based upon the aforementioned, on June 30, 2000 and 1999, the Company issued 30,000 warrants to purchase the Company's Common Stock at an exercise price of $1.48 and $1.30 per share valued at $30,600 and $51,000, respectively, using the Black-Scholes pricing model. All remaining capitalized costs were written off in December 2000, upon the payoff of the above noted debt to which they related.

         (d) The Company's loan agreements contain restrictive covenants which require the Company to, among other things, maintain a minimum tangible net worth, maintain certain financial ratios and restrict dividend payments from subsidiaries. Certain of such loans also provide that the lenders may, at their options, accelerate such loans as a result of, among other things, a material adverse change in the Company's financial position or results of operations. The lenders have not notified the Company that any such events have occurred, and the Company does not expect that such notice will be received.

6.       Income Taxes

         At December 31, 2000 and 1999, the Company has approximately $8,494,000 and $6,950,000, respectively, of net operating loss carryforwards expiring through 2019, for both financial reporting and income tax purposes. Changes in ownership in 1995 of greater than 50% occurred as a result of the Company's issuances of Common Stock which resulted in an approximate $760,000 annual limitation being imposed upon the future utilization of approximately $5,368,000 of the Company's net operating losses for tax purposes. At December 31, 2000, the Company has a deferred tax liability of approximately $190,000 resulting from the difference in depreciation between book and tax. Realization of the approximate $3,006,000 and $2,430,000 net deferred tax assets at December 31, 2000 and 1999, respectively, resulting mainly from the available net operating loss carryforwards, is not considered more likely than not and accordingly, a valuation allowance has been recorded for the full amount of such assets.

         The reconciliation between the (benefit) provisions for income taxes and the amount which results from applying the federal statutory rate of 34% to
(loss) income before income taxes is as follows:

                                                            2000        1999
                                                         ----------  ----------
Income (credit) tax expense at statutory federal rate       (34.0)%      34.0 %
State (credits) taxes, net of federal (credit) tax           (6.5)%       3.6 %
Amortization of goodwill                                      7.5 %      16.7 %
Disposal of subsidiaries                                    (36.4)%        --
Other, net                                                   (5.3)%      (5.5)%
Increase (decrease) in valuation reserve                     74.7 %     (48.8)%
                                                         ----------  ----------
Effective income tax rate                                     0.0 %       0.0 %
                                                         ==========  ==========

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

7.       Equity Transactions

         (a) At December 31, 2000, the Company has two stock option plans, which are described below. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for options granted to employees. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

         Under the 1991 Performance Equity Plan, the Company may grant options to its employees and certain consultants for up to 2,000,000 shares of Common Stock. Under the 1994 Outside Directors' Plan, the Company may grant options to its directors for up to 400,000 shares of Common Stock. Each director is granted options to purchase 5,000 shares of Common Stock on the last business day of each year. For both plans, the exercise price of each option equals the market price of the Company's stock on the date of grant and an option's maximum term is 10 years.

         FASB Statement 123, Accounting for Stock-Based Compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans has been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimates the fair value of each stock option at the grant date by using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000 and 1999; no dividend yield for all years; expected volatility of 71 and 46 percent, respectively; risk-free interest rates of 6.1 and 5.6 percent, respectively and expected lives of 8.0 and 8.2 years, respectively.

         Under the accounting provisions of FASB Statement 123, the Company's net (loss) income and net (loss) income per common share would have been as follows:

                                                      2000           1999
                                                  -----------     ---------
         Net (loss) income       As reported      $ (771,578)     $ 561,440
                                 Proforma         $ (841,639)     $ 501,380

         Net (loss) income per
         common share,           As reported      $    (0.26)     $    0.20
         basic and diluted       Proforma         $    (0.29)     $    0.18

         A summary of the status of the Company's two fixed stock option plans as of December 31, 2000 and 1999, and changes during the years ending on those dates is presented below:

                                               December 31, 2000             December 31, 1999
                                          ---------------------------  ----------------------------
                                                     Weighted-Average              Weighted-Average
                                            Shares    Exercise Price     Shares     Exercise Price
                                          ---------- ----------------  ----------  ----------------
Outstanding at beginning of year            708,100      $   3.13        612,600       $   3.40
Granted                                     195,000      $   1.56        112,400       $   1.41
Forfeited                                  (459,000)     $   3.10        (16,900)      $   1.31
                                          ---------                    ---------
Outstanding at end of year                  444,100      $   2.48        708,100       $   3.13
                                          =========                    =========

Options exercisable at year-end             200,482      $   2.44        575,830       $   3.50
                                          =========                    =========

Weighted-average fair value of options
 granted during the year                  $    1.05                    $    0.81
                                          =========                    =========

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

         The following table summarizes information about fixed stock options outstanding at December 31, 2000.

                  Options Outstanding                               Options Exercisable
                  ------------------------------------------------  -------------------------------
                  Number        Weighted-Average                       Number
Range of          Outstanding       Remaining     Weighted-Average  Exercisable    Weighted-Average
Exercise Prices   at 12/31/00   Contractual Life   Exercise Price   at 12/31/00     Exercise Price
---------------   -----------   ----------------   --------------   -----------     --------------
$ 1.00-2.99        416,600          8.4 years        $    1.65        172,982          $    1.80
$ 3.00-20.00        27,500          4 years          $   15.05         27,500          $   15.05
                   -------                                            -------
$ 1.00-20.00       444,100          8.1 years        $    2.48        200,482          $    2.44
                   =======                                            =======

         (b) As of December 31, 2000 and 1999, respectively, the Company has reserved an aggregate 769,600 and 1,203,600 shares of Common Stock for issuance upon exercise of options and warrants.

         (c) The following reconciles the components of the earnings per share computation:

For the years ended December 31, 2000                                      1999
-----------------------------------------------------------------------------------------------------------------
                                        Loss          Shares     Per-Share     Earnings     Shares      Per-Share
                                     (Numerator)  (Denominator)   Amount     (Numerator) (Denominator)    Amount
-----------------------------------------------------------------------------------------------------------------
(Loss) earnings per common share
Net (loss) income                     $(771,578)    2,922,638    $  (0.26)    $ 561,440    2,857,414    $    0.20
                                                                 =========                              =========
Effect of Dilutive Securities
Options                                      --            --                        --        7,753
Warrants                                     --            --                        --          115
                                      ---------     ---------                 ---------    ---------
(Loss) earnings per common share -
assuming dilution
Net (loss) income                     $(771,578)    2,922,638    $  (0.26)    $ 561,440    2,865,282    $    0.20
                                      =========     =========    ========     =========    =========    =========

         No options and warrants are included in the calculation of diluted earnings per share for 2000, as the effect would be anti-dilutive. Options to purchase 659,700 shares of common stock at exercise prices ranging from $1.31 to $20.00 per share were not included in the computation of earnings per share, assuming dilution, for 1999 because the options' exercise prices were greater than the average market price of the common shares for that year. Warrants to purchase 465,500 shares of common stock at exercise prices ranging from $1.31 to $4.35 per share were not included in the computation of earnings per share, assuming dilution, for 1999 because the warrants' exercise prices were greater than the average market price of the common shares for that year. 444,100 options , which expire at various times through 2010, and 325,500 warrants, which expire at various times through 2005, remain outstanding at December 31, 2000.

8.       Discontinued Operations

         (a) Effective May 1, 2000, the Company sold the net assets of Car Wash Equipment & Supply, Ryko of South Florida, Inc., ("CWES"), the sole entity in the Company's car wash equipment sales and service segment, for $1,350,000 in cash, the book value of the net assets as of May 1, 2000. In connection with this sale, the Company sold its land and building in Coral Springs, Florida for $650,000 in cash, the net book value of such assets as of May 1, 2000.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

         (b) During the fourth quarter of 2000, the Company sold the assets of DuraMeter Pump Company, Inc., ("DMPC"), for $3,750,000 in cash and prospective earnout payments aggregating $1,000,000, based upon the achievement of certain net sales levels of DMPC products by the Purchaser over the next two years. The Purchaser also assumed certain of the liabilities of DMPC. The Company recognized a gain on the above noted sale of net assets of $1,357,643.

         Balance sheet and statement of operations highlights of such discontinued operations are as follows:

                                                                          December 31,                                  December 31,
                                               CWES            DMPC           2000            CWES           DMPC          1999
                                            -----------     ----------    -----------     -----------    -----------    -----------
Cash and cash equivalents                   $        --     $       --    $        --     $    14,743    $        --    $    14,743
Accounts receivable, net                             --             --             --         346,766        372,844        719,610
Inventory                                            --             --             --         399,740        736,725      1,136,465
Prepaids and other                                   --             --             --              --         50,491         50,491
Property and equipment, net                          --             --             --         113,914        560,000        673,914
Intangible assets, net                               --             --             --         858,342        268,388      1,126,730
                                            -----------     ----------    -----------     -----------    -----------    -----------
Assets of discontinued operations           $        --     $       --    $        --     $ 1,733,505    $ 1,988,448    $ 3,721,953
                                            ===========     ==========    ===========     ===========    ===========    ===========
Accounts payable and accrued liabilities    $        --     $  899,823    $   899,823     $   250,755    $   194,008    $   444,763
                                            -----------     ----------    -----------     -----------    -----------    -----------
Liabilities of discontinued operations      $        --     $  899,823    $   899,823     $   250,755    $   194,008    $   444,763
                                            ===========     ==========    ===========     ===========    ===========    ===========
                                                                            For the                                        For the
                                                                           year ended                                    year ended
                                                                          December 31,                                  December 31,
                                               CWES            DMPC           2000           CWES           DMPC           1999
                                            -----------     ----------    -----------     -----------    -----------    -----------
Revenues                                    $ 1,069,167     $3,527,443    $ 4,596,610     $ 3,385,921    $ 3,743,304    $ 7,129,225
Expenses                                      1,080,849      3,903,368      4,984,217       3,342,399      3,652,153      6,994,552
                                            -----------     ----------    -----------     -----------    -----------    -----------
(Loss) income from discontinued operations  $   (11,682)    $ (375,925)   $  (387,607)    $    43,522    $    91,151    $   134,673
                                            ===========     ==========    ===========     ===========    ===========    ===========

9.       Segment Information

         The Company's reportable segments are strategic businesses that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. FSDA manufactures and distributes equipment in the industrial and municipal fluid handling and filtration segment including, but not limited to, filter presses, pressure leaf filters and tubular filters. KISS and DTSI are manufacturers and distributors of commercial and residential water filtration and purification equipment including, but not limited to, water softeners, reverse osmosis systems and water filters. The Company primarily evaluates the operating performance of its segments based on the categories noted in the table below. One customer of the industrial and municipal fluid handling and filtration segment represented approximately $2,740,000, or 16.9%, of consolidated total revenues for the year ended December 31, 1999. No single customer comprised over 10% of consolidated revenues during the year ended December 31, 2000. For the years ended December 31, 2000 and 1999, export sales, principally to other countries within North America, Asia and South America, aggregated approximately $2,720,000 and $1,590,000, respectively. Included in these amounts were export sales to Canada, which totaled approximately $1,010,000 and $790,000, respectively, for the years ended December 31, 2000 and 1999. Of the remaining export sales, there were no other individually material countries to which such sales were shipped. During 2000 and 1999, the Company had no intercompany sales. Financial information for the Company's business segments is as follows:

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

                                                                             For the year ended   For the year ended
                                                                                 ------------        ------------
                                                                              December 31, 2000    December 31, 1999
                                                                                 ------------        ------------
Revenues
Industrial and municipal fluid handling and filtration ......................    $  8,785,835        $ 11,321,158
Commercial and residential water filtration and purification ................       3,719,599           4,905,877
Corporate ...................................................................              --                  --
                                                                                 ------------        ------------
Total revenues ..............................................................    $ 12,505,434        $ 16,227,035
                                                                                 ============        ============
Operating (loss) income
Industrial and municipal fluid handling and filtration ......................    $   (202,607)       $    835,475
Commercial and residential water filtration and purification ................         442,904             856,359
Corporate ...................................................................      (1,500,043)           (732,042)
                                                                                 ------------        ------------
Total operating (loss) income ...............................................    $ (1,259,746)       $    959,792
                                                                                 ============        ============
Depreciation and amortization
Industrial and municipal fluid handling and filtration ......................    $    201,615        $    181,100
Commercial and residential water filtration and purification ................         199,560             199,560
Corporate ...................................................................          75,983              50,000
                                                                                 ------------        ------------
Total depreciation and amortization .........................................    $    477,158        $    430,660
                                                                                 ============        ============
Interest expense, net
Industrial and municipal fluid handling and filtration ......................    $    218,738        $    303,333
Commercial and residential water filtration and purification ................              --                  --
Corporate ...................................................................         368,130             229,692
                                                                                 ------------        ------------
Total interest expense, net .................................................    $    586,868        $    533,025
                                                                                 ============        ============
Capital expenditures
Industrial and municipal fluid handling and filtration ......................    $    158,858        $    508,365
Commercial and residential water filtration and purification ................          24,400              53,190
Corporate ...................................................................           4,544              37,461
                                                                                 ------------        ------------
Total capital expenditures ..................................................    $    187,802        $    599,016
                                                                                 ============        ============
Total assets
Industrial and municipal fluid handling and filtration ......................    $  5,334,030        $  6,352,421
Commercial and residential water filtration and purification ................       2,176,616           2,682,059
Assets of discontinued operations ...........................................              --           3,721,953
Corporate ...................................................................       3,060,946           1,460,912
                                                                                 ------------        ------------
Total assets ................................................................    $ 10,571,592        $ 14,217,345
                                                                                 ============        ============

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

10.      Financing Fees

         The Company offers a retail financing program for the purpose of assisting its subsidiaries' water purification customers (dealers) in obtaining financing through an arrangement with an unrelated lending company. As compensation for its services, the Company receives fees based on amounts financed. The Company bears no credit risk, but could share in the risk associated with dealer fraud. Net fees for the years ended December 31, 2000 and 1999 aggregated approximately $561,000 and $757,000, respectively, and are included in revenues. The Company has been informally notified that the lending company intends to discontinue offering the finance program effective September 2001. As such, the Company is in the process of locating a new financing entity. The inability of the Company to find a lending institution willing to offer such a finance program could have a material adverse effect on the Company's financial condition and operating results.

11.      Other Income

         During the third quarter of 2000, the Company sold substantially all of the net assets of Gravity Flow Systems, Inc., ("GFSI"), for $105,000 in cash. The Company realized a gain on this sale of net assets of $105,000.

12.      Supplemental Cash Flow Information

         For the years ended December 31, 2000 and 1999, the Company paid $525,493 and $607,069, respectively, for interest. Non-cash investing and financing activities are as follows:

         During 2000 and 1999, in connection with consulting agreements and the issuance of debt, the Company issued 30,000 warrants valued at $30,600 and 230,000 warrants valued at $109,000, respectively, which were valued using the Black-Scholes pricing model.

13.      Commitments and Contingencies

         (a) The Company leases office/warehouse space and office equipment under operating leases which expire through 2004. Total rent expense aggregated approximately $162,000 and $159,000, for the years ended December 31, 2000 and 1999, respectively.

         Approximate future annual minimum lease payments under operating leases at December 31, 2000 are as follows:

                      2001              $  149,490
                      2002                  77,450
                      2003                   8,832
                      2004                   4,690
                                        ----------
                                        $  240,462
                                        ==========

         (b) On April 1, 2000, the Company entered into six-month consulting agreements with two members of the Company's Board of Directors, James P. Cefaratti and David K. Lucas. The Agreements provide for minimum monthly payments of $1,000 each and are cancelable subsequent to the initial six months, with thirty days written notice by the Company or the consultants. Consulting fees, pursuant to these Agreements, aggregated $21,000 for the year ended December 31, 2000.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

         (c) In January 1994, the Company adopted a 401(k) employee savings and retirement plan. Under the provisions of the Plan, the Company may elect to match each employee's contribution to the Plan at the rate of 50% in Company Common Stock. The Common Stock is restricted stock and vests over a two year period on a quarterly basis. During 2000 and 1999, the Company contributed 71,732 and 99,193 shares of restricted Common Stock valued at $52,955 and $64,933, respectively.

         (d) William K. Mackey, the Company's President, Chief Executive Officer, Treasurer and Principal Accounting Officer resigned from all positions held with the Company effective February 28, 2000. In accordance with such resignation, the Board of Directors agreed to pay Mr. Mackey $480,000 in equal installments of $40,000 per month beginning April 1, 2000, and extend all of his options to purchase the Company's Common Stock through December 31, 2000, at which time the options expired. The $480,000 cost related to this event was charged to operations in the first quarter of 2000, the unpaid amounts of which are included in accrued expenses in the accompanying condensed consolidated balance sheet at December 31, 2000.

         (e) On October 1, 2000, the Company entered into two-year employment agreements with each of the Company's President/Chief Executive Officer and Vice President of Finance. The Agreements provide for annual base salaries of $125,000 and $100,000, respectively, plus bonuses, if any, as determined by the Board of Directors. In connection with such Agreements, the Company granted 50,000 options to purchase Common Stock at $1.38, market value at the date of grant, to each of the above noted Officers. The above options expire ten years from the date of grant, and are exercisable one-half each year beginning one year from the date of grant. The employment agreements contain provisions for severance payments in the event of a change of control of the Company, material default by the Company and termination of such Officers without cause.

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

14.      Subsequent Events

         (a) In January 2001, certain employees of the Company were granted options to purchase a total of 15,000 shares of Common Stock at $1.19 per share (market value at the date of grant). The above options expire ten years from the date of grant, and are exercisable one-third each year beginning one year from the date of grant.

         (b) On February 22, 2001, AV, Inc., a Delaware corporation, commenced a tender offer to purchase up to 900,000 shares of the outstanding Common Stock of the Company for $2.25 per share in cash. On March 8, 2001, the Company's Board of Directors voted to recommend that Aqua Care shareholders accept a modified offer by AV, Inc. to purchase up to 1,050,000 shares of the Company's Common Stock for $2.25 per share in cash. As of the date hereof, the AV, Inc. tender offer is scheduled to expire on March 28, 2001. The Company has filed a Schedule 14d-9 with the U.S. Securities and Exchange Commission, which contains a discussion of factors considered by the Board of Directors, additional information regarding the above noted tender offer and the Board's decision in connection therewith.

                                  EXHIBIT INDEX

EXHIBIT           DESCRIPTION
-------           -----------
   3.2            Amended and Restated By-laws of the Registrant dated November
                  15, 2000.

   10.2 Employment Agreement dated October 1, 2000, by and between the Company and Norman J. Hoskin.

   10.3 Employment Agreement dated October 1, 2000, by and between the Company and George J. Overmeyer.

   21.1           Subsidiaries of the Registrant.