Form 10QSB
period 2001-03-31
AQUA CARE SYSTEMS INC /DE/
filed 2001-05-15
CIK 910566

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended       March 31, 2001
                                                 --------------------------

[ ]      TRANSITION REPORT UNDER SECTION 13 OR (15d) OF THE EXCHANGE ACT
                  For the transition period from ____________ to ____________


                         Commission File Number 0-22434

                             AQUA CARE SYSTEMS, INC.
              -----------------------------------------------------
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

                               Yes    X       No
                                    -----         -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                              Number of Shares Outstanding
                                                     On May 14, 2001
                                                  ---------------------
            Class
            -----

Common Stock,  $ .001 Par Value                        2,994,879
                                                       ---------

         Transitional small business disclosure format:

                               Yes            No    X
                                    -----         -----

                             AQUA CARE SYSTEMS, INC.

                                 INDEX TO 10-QSB

PART I.  FINANCIAL INFORMATION

          ITEM 1. Condensed Consolidated Balance Sheets as of March 31, 2001, (unaudited), and December 31, 2000

                   Condensed Consolidated Statements of
                   Operations for the three months ended March
                   31, 2001, (unaudited), and March 31, 2000,
                   (unaudited)

                   Condensed Consolidated Statements of Cash
                   Flows for the three months ended March 31, 2001, (unaudited), and March 31, 2000,
                   (unaudited)

                   Notes to Condensed Consolidated Financial Statements

          ITEM 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations for the three months ended March
                   31, 2001, (unaudited), and March 31, 2000,
                   (unaudited)

PART II. OTHER INFORMATION

          ITEM 1.  Legal Proceedings

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

                  These condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                   (Unaudited with respect to March 31, 2001)

                                                                                    March 31,     December 31,
                                                                                      2001            2000
                                                                                  ------------    -------------
Assets
Current assets
     Cash and cash equivalents................................................    $  1,518,621    $  2,985,579
     Accounts receivable, net of allowance for doubtful accounts of
         $70,000 and $100,000, in 2001 and 2000, respectively .................      1,616,984       1,516,150
     Inventory, net ...........................................................        881,526         680,017
     Prepaids and other .......................................................        183,026         147,575
                                                                                  ------------    ------------
Total current assets ..........................................................      4,200,157       5,329,321

Property, plant and equipment, net ............................................      3,651,617       3,683,580
Intangible assets, net ........................................................      1,392,882       1,433,176
Other assets ..................................................................        117,486         125,515
                                                                                  ------------    ------------
Total assets..................................................................    $  9,362,142    $ 10,571,592
                                                                                  ============    ============
Liabilities
Current liabilities
     Accounts payable.........................................................    $  1,849,878    $  1,725,140
     Accrued expenses .........................................................        604,751         483,611
     Current maturities of long-term debt .....................................        666,080         928,604
     Liabilities of discontinued operations ...................................         97,676         899,823
                                                                                  ------------    ------------
Total current liabilities .....................................................      3,218,385       4,037,178

Long-term debt, less current maturities .......................................      1,185,945       1,218,707
                                                                                  ------------    ------------
Total liabilities .............................................................      4,404,330       5,255,885
                                                                                  ------------    ------------
Commitments, contingencies and subsequent events

Stockholders' equity
     Preferred stock, $.001 par; 5,000,000 shares
         authorized, none outstanding .........................................             --              --
     Common stock, $.001 par; 30,000,000 shares
         authorized, 2,994,879 and 2,971,238 shares issued
         and outstanding, in 2001 and 2000, respectively ......................          2,995           2,971
     Additional paid-in capital ...............................................     17,212,373      17,185,803
     Deficit ..................................................................    (12,257,556)    (11,873,067)
                                                                                  ------------    ------------
Total stockholders' equity ....................................................      4,957,812       5,315,707
                                                                                  ------------    ------------
Total liabilities and stockholders' equity....................................    $  9,362,142    $ 10,571,592
                                                                                  ============    ============

   See accompanying notes to the condensed consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                 For the three months ended
                                                                         March 31,
                                                                    2001           2000
                                                                 ----------     ----------
Revenues....................................................     $3,377,963     $3,390,453

Cost of revenues ............................................     1,978,440      1,953,521
                                                                 ----------     ----------
Gross profit ................................................     1,399,523      1,436,932
                                                                 ----------     ----------
Operating expenses:
     Selling, general and administrative ....................     1,433,994      1,216,371
     Severance expense ......................................       450,000        480,000
     Depreciation and amortization ..........................       100,294        116,391
                                                                 ----------     ----------
Total operating expenses ....................................     1,984,288      1,812,762
                                                                 ----------     ----------
Loss from operations ........................................      (584,765)      (375,830)

Interest expense, net .......................................       (43,059)      (138,533)
                                                                 ----------     ----------
Loss from continuing operations .............................      (627,824)      (514,363)

Income from discontinued operations .........................          --          191,970

Extraordinary item, gain on extinguishment of debt ..........       243,335           --
                                                                 ----------     ----------
Net loss....................................................     $ (384,489)    $ (322,393)
                                                                 ==========     ==========
Loss per share from continuing operations,
  basic and diluted.........................................     $    (0.21)    $    (0.18)

Income per share from discontinued operations,
  basic and diluted .........................................            --           0.07

Income per share from extraordinary item,
  basic and diluted .........................................          0.08             --
                                                                 ----------     ----------
Net loss per share,
  basic and diluted.........................................     $    (0.13)    $    (0.11)
                                                                 ==========     ==========
Weighted average number of outstanding shares
  of Common Stock, basic and diluted ........................     2,973,278      2,899,638
                                                                 ==========     ==========

   See accompanying notes to the condensed consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                              For the three months ended
                                                                        March 31,
                                                                   2001          2000
                                                              -----------    -----------
Operating Activities:
Net loss .................................................... $  (384,489)   $  (322,393)
Adjustments to reconcile net loss to
  net cash (used in) provided by operating activities:
     Gain on extinguishment of debt .........................    (243,335)            --
     Provision for doubtful accounts ........................     (30,000)            --
     Depreciation and amortization ..........................     100,294        116,391
     Pension contribution paid through issuance of
        Common Stock ........................................      14,069         12,399
Changes in assets and liabilities:
     (Increase) decrease in accounts receivable .............     (70,834)       765,476
     (Increase) decrease in inventory .......................    (201,509)       154,578
     (Increase) decrease in prepaids and other ..............     (35,451)        36,146
     Decrease in other assets ...............................       8,029         15,203
     Increase in accounts payable and accrued expenses.......     364,213        240,672
     Net effect of discontinued operations ..................    (802,147)      (153,259)
                                                              -----------    -----------
Net cash (used in) provided by operating activities .........  (1,281,160)       865,213
                                                              -----------    -----------
Investing Activities:
     Capital expenditures ...................................     (28,037)       (36,432)
                                                              -----------    -----------
Net cash used in investing activities .......................     (28,037)       (36,432)
                                                              -----------    -----------
Financing Activities:
     Proceeds from issuance of notes payable and
        long-term debt ......................................   2,607,352      3,954,271
     Repayment of notes payable and
        long-term debt ......................................  (2,777,638)    (4,955,171)
     Proceeds from exercise of stock options ................      12,525             --
                                                              -----------    -----------
Net cash used in financing activities .......................    (157,761)    (1,000,900)
                                                              -----------    -----------
Net decrease in cash and cash equivalents ...................  (1,466,958)      (172,119)

Cash and cash equivalents, beginning of period ..............   2,985,579        460,964
                                                              -----------    -----------
Cash and cash equivalents, end of period .................... $ 1,518,621    $   288,845
                                                              ===========    ===========

   See accompanying notes to the condensed consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               (Unaudited with respect to March 31, 2001 and 2000)

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

         Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements as of March 31, 2001 and for the three months ended March 31, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2001 and 2000, are not necessarily indicative of the results that may be expected for the years ending December 31, 2001 and 2000. The condensed consolidated balance sheet information as of December 31, 2000 was derived from the audited consolidated financial statements included in the Company's Form 10-KSB. For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

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

         Property, Plant and Equipment

         Property, plant and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets, ranging from 5 to 30 years.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               (Unaudited with respect to March 31, 2001 and 2000)

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

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               (Unaudited with respect to March 31, 2001 and 2000)

         Advertising Costs

         The Company expenses production costs of print advertisements as of the first date the advertisements take place. Advertising expenses included in selling, general and administrative expenses for the three months ended March 31, 2001 and 2000, were approximately $22,000 and $17,000, respectively.

2.       Inventory

                                                                  March 31, 2001    December 31, 2000
                                                                   -----------         -----------
Materials and purchased parts ................................     $   593,905         $   533,852
Work in process ..............................................         287,621             146,165
                                                                   -----------         -----------
Total inventory ..............................................     $   881,526         $   680,017
                                                                   ===========         ===========

3.       Property, Plant and Equipment

                                                                  March 31, 2001    December 31, 2000
                                                                   -----------         -----------
Land and buildings ...........................................     $ 2,000,000         $ 2,000,000
Machinery and equipment ......................................       2,312,753           2,284,716
Furniture and fixtures .......................................         577,087             577,087
Leasehold improvements .......................................          34,125              34,125
                                                                   -----------         -----------
                                                                     4,923,965           4,895,928
Less accumulated depreciation ................................      (1,272,348)         (1,212,348)
                                                                   -----------         -----------
Net property, plant and equipment ............................     $ 3,651,617         $ 3,683,580
                                                                   ===========         ===========

4.       Intangible Assets

                                                                  March 31, 2001    December 31, 2000
                                                                   -----------         -----------
Goodwill .....................................................     $ 2,417,831         $ 2,417,831

Less accumulated amortization ................................      (1,024,949)           (984,655)
                                                                   -----------         -----------
Net intangible assets ........................................     $ 1,392,882         $ 1,433,176
                                                                   ===========         ===========

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               (Unaudited with respect to March 31, 2001 and 2000)

5.       Long-Term Debt

                                                                                                 March 31, 2001   December 31, 2000
                                                                                                   -----------       -----------
Prime plus 1.25%, (9.25% at March 31, 2001), revolving credit lines, providing for borrowings, subject to certain collateral requirements and loan covenants, of up to $3,500,000 through June 2005, principally collateralized by accounts
receivable and inventory of FSDA .............................................................     $   535,033       $   672,557

Prime plus 1.25%, (9.25% at March 31, 2001), note payable, principal and interest payable monthly with an estimated balloon payment of approximately
$700,000 due June 2005, principally collateralized by land and buildings
of FSDA ......................................................................................         984,667         1,002,250

Prime plus 1.25%, (9.25% at March 31, 2001), note payable, principal and interest payable monthly with an estimated balloon payment of approximately
$100,000 due June 2005, principally collateralized by machinery and equipment
of FSDA ......................................................................................         332,325           347,504

10% unsecured notes, extinguished in 2001, (see (a) below) ...................................              --           125,000
                                                                                                   -----------       -----------
                                                                                                     1,852,025         2,147,311

Less current maturities ......................................................................        (666,080)         (928,604)
                                                                                                   -----------       -----------
Total long-term debt .........................................................................     $ 1,185,945       $ 1,218,707
                                                                                                   ===========       ===========

At March 31, 2001, scheduled maturities of long-term debt, are:

                           2002             $  666,080
                           2003                131,047
                           2004                131,047
                           2005                131,047
                           2006                792,804
                                            ----------
                                            $1,852,025
                                            ==========

         (a) In March 2001, the Company recorded an extraordinary item for a gain on the extinguishment of debt, wherein certain unsecured notes payable and accrued interest relating thereto, aggregating $243,335, were extinguished.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               (Unaudited with respect to March 31, 2001 and 2000)

         (b) The Company's loan agreements contain restrictive covenants which require the Company to, among other things, maintain a minimum tangible net worth, maintain certain financial ratios and restrict dividend payments from subsidiaries. Certain of such loans also provide that the lenders may, at their options, accelerate such loans as a result of, among other things, a material adverse change in the Company's financial position or results of operations. The lenders have not notified the Company that any such events have occurred, and the Company does not expect that such notice will be received.

6.       Income Taxes

         At March 31, 2001 and December 31, 2000, the Company has approximately $8,800,000 and $8,500,000, respectively, of net operating loss carryforwards expiring through 2019, for both financial reporting and income tax purposes. Changes in ownership in 1995 of greater than 50% occurred as a result of the Company's issuances of Common Stock which resulted in an approximate $760,000 annual limitation being imposed upon the future utilization of approximately $5,368,000 of the Company's net operating losses for tax purposes. Further limitation may be imposed as a result of transactions subsequent to 1995, including the 2001 tender offer, (see Note 13). The amount of such further limitation, if any, has not yet been determined. Realization of the approximate $3,100,000 and $3,000,000 net deferred tax assets at March 31, 2001 and December 31, 2000, respectively, resulting mainly from the available net operating loss carryforwards, is not considered more likely than not and accordingly, a valuation allowance has been recorded for the full amount of such assets.

7.       Equity Transactions

         (a) At March 31, 2001, the Company has two stock option plans, which are described below. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for options granted to employees. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

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

         (b) As of March 31, 2001 and December 31, 2000, respectively, the Company has reserved an aggregate 774,600 and 769,600 shares of Common Stock for issuance upon exercise of options and warrants. No options and warrants are included in the calculation of earnings per share for the three months ended March 31, 2001 and 2000, as the effect would be anti-dilutive.

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

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               (Unaudited with respect to March 31, 2001 and 2000)

         Balance sheet and statement of operations highlights of such discontinued operations are as follows:

                                                                     March 31,                      December 31,
                                                 CWES       DMPC       2001       CWES       DMPC       2000
                                               --------   --------   --------   --------   --------  ---------
Accounts payable and accrued liabilities       $     --   $ 97,676   $ 97,676   $     --   $899,823   $899,823
                                               --------   --------   --------   --------   --------   --------
Liabilities of discontinued operations         $     --   $ 97,676   $ 97,676   $     --   $899,823   $899,823
                                               ========   ========   ========   ========   ========   ========
                                                                       For the three
                                                                        months ended
                                                                          March 31,
                                                  CWES         DMPC         2000
                                               ----------   ----------   ----------
Revenues                                       $  925,186   $  952,928   $1,878,114
Expenses                                          863,008      823,136    1,686,144
                                               ----------   ----------   ----------
Income from discontinued operations            $   62,178   $  129,792   $  191,970
                                               ==========   ==========   ==========

9.       Segment Information

         The Company's reportable segments are strategic businesses that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. FSDA manufactures and distributes equipment in the industrial and municipal fluid handling and filtration segment including, but not limited to, filter presses, pressure leaf filters and tubular filters. KISS and DTSI are manufacturers and distributors of commercial and residential water filtration and purification equipment including, but not limited to, water softeners, reverse osmosis systems and water filters. The Company primarily evaluates the operating performance of its segments based on the categories noted in the table below. During 2001 and 2000, the Company had no intercompany sales. Financial information for the Company's business segments is as follows:

                                                             For the three months ended   For the three months ended
                                                             --------------------------   --------------------------
                                                                     March 31, 2001         March 31, 2000
                                                                     --------------         --------------
Revenues
Industrial and municipal fluid handling and filtration .......        $ 2,459,783             $ 2,416,801
Commercial and residential water filtration and purification..            918,180                 973,652
                                                                      -----------             -----------
Total revenues ...............................................        $ 3,377,963             $ 3,390,453
                                                                      ===========             ===========
Operating income (loss)
Industrial and municipal fluid handling and filtration .......        $    76,195             $   169,966
Commercial and residential water filtration and purification..            124,165                 162,074
Corporate ....................................................           (785,125)               (707,870)
                                                                      -----------             -----------
Total operating loss .........................................        $  (584,765)            $  (375,830)
                                                                      ===========             ===========

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               (Unaudited with respect to March 31, 2001 and 2000)


                                                                   For the three months ended   For the three months ended
                                                                   --------------------------   --------------------------
                                                                         March 31, 2001               March 31, 2000
                                                                         --------------               --------------
Depreciation and amortization
Industrial and municipal fluid handling and filtration.............        $   50,404              $    54,000
Commercial and residential water filtration and purification ......            49,890                   49,890
Corporate .........................................................                --                   12,501
                                                                         ------------             ------------
Total depreciation and amortization................................        $  100,294              $   116,391
                                                                         ============             ============
Interest expense, net
Industrial and municipal fluid handling and filtration.............        $  (63,823)             $   (67,426)
Corporate .........................................................            20,764                  (71,107)
                                                                         ------------             ------------
Total interest expense, net........................................        $  (43,059)             $  (138,533)
                                                                         ============             ============
Capital expenditures
Industrial and municipal fluid handling and filtration.............        $   22,726              $    33,464
Commercial and residential water filtration and purification ......             5,311                    2,830
Corporate .........................................................                --                      138
                                                                         ------------             ------------
Total capital expenditures.........................................        $   28,037              $    36,432
                                                                         ============             ============
                                                                        March 31, 2001           December 31, 2000
                                                                        --------------           -----------------
Total assets
Industrial and municipal fluid handling and filtration.............        $5,525,778              $ 5,334,030
Commercial and residential water filtration and purification ......         2,238,248                2,176,616
Corporate .........................................................         1,598,116                3,060,946
                                                                         ------------             ------------
Total assets.......................................................        $9,362,142              $10,571,592
                                                                         ============             ============

10.      Financing Fees

         The Company offers a retail financing program for the purpose of assisting its subsidiaries' water purification customers (dealers) in obtaining financing through an arrangement with an unrelated lending company. As compensation for its services, the Company receives fees based on amounts financed. The Company bears no credit risk, but could share in the risk associated with dealer fraud. Net fees for the three months ended March 31, 2001 and 2000 aggregated approximately $158,000 and $162,000, respectively, and are included in revenues. The Company has been informally notified that the lending company intends to discontinue offering the finance program effective September 2001. As such, the Company is in the process of locating a new financing entity. The inability of the Company to find a lending institution willing to offer such a finance program could have a material adverse effect on the Company's financial condition and operating results.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               (Unaudited with respect to March 31, 2001 and 2000)


11.      Supplemental Cash Flow Information

         For the three months ended March 31, 2001 and 2000, the Company paid $56,757 and $148,314, respectively, for interest.

12.      Commitments and Contingencies

         (a) The Company leases office/warehouse space and office equipment under operating leases which expire through 2004. Total rent expense aggregated approximately $42,000 and $43,000, for the three months ended March 31, 2001 and 2000, respectively.

         (b) In January 1994, the Company adopted a 401(k) employee savings and retirement plan. Under the provisions of the savings and retirement plan, the Company may elect to match each employee's contribution to the Plan at the rate of 50% in Company Common Stock. The Common Stock is restricted stock and vests over a two year period on a quarterly basis. During the three months ended March 31, 2001 and 2000, the Company contributed 13,641 and 12,023 shares of restricted Common Stock valued at $14,069 and $12,399, respectively.

         (c) William K. Mackey, the Company's President, Chief Executive Officer, Treasurer and Principal Accounting Officer resigned from all positions held with the Company effective February 28, 2000. In accordance with such resignation, the Board of Directors agreed to pay Mr. Mackey $480,000 in equal installments of $40,000 per month beginning April 1, 2000, and extend all of his options to purchase the Company's Common Stock through December 31, 2000, at which time the options expired. The $480,000 cost related to this event was charged to operations in the first quarter of 2000.

         (d) In March 2001, Norman J. Hoskin, the Company's President, Chief Executive Officer, Treasurer and Secretary, and George J. Overmeyer, the Company's Vice President of Finance and Principal Accounting Officer, resigned from all positions held with the Company effective April 28, 2001. In accordance with such resignations, the Board of Directors agreed to pay Messrs. Hoskin and Overmeyer $250,000 and $200,000, respectively. The $450,000 cost related to this event was charged to operations in the first quarter of 2001 and paid in full in April 2001. Subsequent to the resignation of Mr. Overmeyer as noted above, the Company and Mr. Overmeyer agreed to extend Mr. Overmeyer's employment, in the same capacities as prior to such resignation, through May 25, 2001.

         (e) The Company is or may become involved in various lawsuits, claims and proceedings in the normal course of its business including those pertaining to product liability, environmental, safety and health, and employment matters. The Company records liabilities when loss amounts are determined to be probable and reasonably estimatable. Insurance recoveries are recorded only when claims for recovery are settled. Although generally the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, management believes, based on facts presently known, that the outcome of such legal proceedings and claims will not have a material adverse effect on the Company's financial position, liquidity or future results of operations.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
               (Unaudited with respect to March 31, 2001 and 2000)

13.      Tender Offer

         On February 22, 2001, AV, Inc., a Delaware corporation, commenced a tender offer to purchase up to 900,000 shares of the outstanding Common Stock of the Company for $2.25 per share in cash. On March 8, 2001, the Company's Board of Directors voted to recommend that Aqua Care shareholders accept a modified offer by AV, Inc. to purchase up to 1,050,000 shares of the Company's Common Stock for $2.25 per share in cash. On March 28, 2001, the tender offer expired with shareholders tendering 1,614,923 shares of the Company's Common Stock. As such, AV, Inc. purchased 1,050,000 of the tendered shares, on a pro-rata basis, for $2.25 per share in cash. As a result of the tender offer and in accordance with the 1991 Performance Equity Plan, (see Note 7), all of the Plan's outstanding options to purchase Common Stock became immediately vested. Immediately subsequent to such purchase, AV, Inc. owned approximately 40% of the Company's issued and outstanding Common Stock.

14.      Subsequent Events

         (a) On April 11, 2001, Norman J. Hoskin, James P. Cefaratti and David
K. Lucas, resigned from the Company's Board of Directors. In accordance with their resignations from the Board of Directors and the termination of their consulting agreements, Messrs. Cefaratti and Lucas were paid $22,500 and $23,500, respectively. Simultaneously with such resignations, H. Martin Jessen, Walter Neubauer and Aref Cheval were appointed to the Company's Board of Directors.

         (b) On April 11, 2001, the Company entered into a three-year employment agreement with the Company's President and Chief Executive Officer, H. Martin Jessen. The Agreement provides for annual base salaries of $200,000, $250,000 and $300,000 per annum for the yearly periods beginning April 12, 2001, April 9, 2002 and April 9, 2003, respectively, plus bonuses, if any, as determined by the Company's Board of Directors. In connection with such Agreement, the Company granted Mr. Jessen 300,000 options to purchase Common Stock at $2.25 per share. The above options expire ten years from the date of grant, and are exercisable one-third as of April 12, 2001, one-third one year from the date of grant and one-third on the last day of the initial term of the employment agreement. The employment agreements contain provisions for severance payments in the event of a change of control of the Company, material default by the Company, termination of such Officer without cause and resignation by the Officer.

                         PART I - FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion and analysis should be read in conjunction with the Company's condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB, as well as, the Company's "Management's Discussion and Analysis or Plan of Operation" contained in Item 6 of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2000.

Results of Operations - Three months ended March 31, 2001 and 2000

         Presented below are the condensed consolidated results of operations for the Company for the three months ended March 31, 2001 and 2000:

                                                       Three months ended   Three months ended
                                                         March 31, 2001       March 31, 2000
                                                         --------------       --------------
Revenues                                                  $3,377,963            $3,390,453
Cost of revenues                                           1,978,440             1,953,521
                                                          ----------            -----------
Gross profit                                               1,399,523             1,436,932
Operating expenses                                         1,984,288             1,812,762
                                                          ----------            ----------
Loss from operations                                        (584,765)             (375,830)
Interest expense, net                                        (43,059)             (138,533)
                                                          ----------            ----------
Loss from continuing operations                             (627,824)             (514,363)
Income from discontinued operations                               --               191,970
Extraordinary item, gain on extinguishment of debt           243,335                    --
                                                          ----------            ----------
Net loss                                                  $ (384,489)           $ (322,393)
                                                          ==========            ==========
Loss per share from continuing operations                 $    (0.21)           $    (0.18)
Income per share from discontinued operations                     --                  0.07
Income per share from extraordinary item                        0.08                    --
                                                          ----------            ----------
Net loss per share                                        $    (0.13)           $    (0.11)
                                                          ==========            ==========

         Revenues decreased by $12,490, or 0.4%, from $3,390,453 for the three months ended March 31, 2000, to $3,377,963 for the three months ended March 31, 2001. Of this decrease, $55,472 was due primarily to a reduction in sales of water filtration and purification equipment and financing fees as a result of a decrease in dealers' sales to end users mainly because of a slow down in consumer spending; offset by a $42,982 increase in revenues recognized by the industrial and municipal fluid handling and filtration segment due to a minor increase in project volume from the first quarter of 2000 to the first quarter of 2001.

          Cost of revenues increased by $24,919, or 1.3%, from $1,953,521 for the three months ended March 31, 2000, to $1,978,440 for the three months ended March 31, 2001. As a percentage of revenues, these amounts represented 57.6% for 2000 as compared to 58.6% for 2001. Cost of revenues as a percentage of revenues for the industrial and municipal fluid handling and filtration and commercial and residential water filtration and purification segments were 56.6% and 60.2%, respectively, for the three months ended March 31, 2000. Cost of revenues as a percentage of revenues of such segments for the three months ended March 31, 2001 were 57.2% and 62.2%, respectively.

          Gross profit decreased $37,409, or 2.6%, from $1,436,932 for the three months ended March 31, 2000 to $1,399,523 for the three months ended March 31, 2001, which, as a percentage of revenues, represented a decrease from 42.4% to 41.4%, respectively, for such periods. Gross profit as a percentage of revenues for the industrial and municipal fluid handling and filtration and commercial and residential water filtration and purification segments were 43.4% and 39.8%, respectively, for the three months ended March 31, 2000. Gross profit as a percentage of revenues of such segments for the three months ended March 31, 2001 were 42.8% and 37.8%, respectively.

          The Company's operating expenses increased by $171,526, or 9.5%, from $1,812,762 for the three months ended March 31, 2000, to $1,984,288 for the three months ended March 31, 2001. As a percentage of revenues, these expenses increased from 53.5% for 2000 to 58.7% for 2001. Severance expenses aggregating $480,000 and $450,000 for the three months ended March 31, 2000 and 2001, respectively, are included in operating expenses. As a percentage of revenues, these amounts represented 14.2% and 13.3% for the three months ended March 31, 2000 and 2001, respectively. The $171,526 increase in operating expenses was primarily due to an increase in investor relations expenses in connection with the tender offer consummated March 28, 2001 ($103,190), an increase in contract labor and consulting fees ($45,894), an increase in payroll and related expenses ($38,238) and an increase in utilities, due to a sharp increase in natural gas costs ($26,246); partially offset by a reduction in the allowance for doubtful accounts due to the collection of accounts receivable during the first quarter of 2001, for which specific reserves were recorded in previous periods ($30,000). Management evaluates operating expenses on a regular basis, and as such, adjusts resources allocated to cover such expenses. Optimum levels of operating expenses are targeted and adjusted according to business levels in order to provide maximum efficiency and effectiveness.

          Interest expense, net, decreased $95,474, or 68.9%, from $138,533 for the three months ended March 31, 2000 to $43,059 for the three months ended March 31, 2001. This decrease was mainly attributable to the repayment of ACSI's 12% note payable and the write-off of deferred loan costs related thereto in December 2000 ($70,637) and interest income ($18,109).

          Including the net income from discontinued operations of $191,970 for the three months ended March 31, 2000, and the gain on extinguishment of debt of $243,335 for the three months ended March 31, 2001, the Company incurred a net loss of $(322,393) and $(384,489) for the three months ended March 31, 2000 and 2001, respectively.

Financial Condition and Liquidity

          At March 31, 2001, the Company had $1,518,621 of cash and cash equivalents, working capital of $981,772, total assets of $9,362,142, long-term debt, net of current maturities, of $1,185,945 and stockholders' equity of $4,957,812. During the three months ended March 31, 2001, the Company's operating activities used $1,281,160 of cash, as a result of the net effect of discontinued operations ($802,147), the net loss ($384,489), the gain on extinguishment of debt ($243,335), an increase in inventory ($201,509), an increase in accounts receivable ($70,834), an increase in prepaids and other ($35,451) and a reduction in the allowance for doubtful accounts ($30,000); offset by an increase in accounts payable and accrued expenses ($364,213), depreciation and amortization ($100,294), the pension contribution paid through the issuance of Common Stock ($14,069) and a decrease in other assets ($8,029). Investing activities used $28,037 due to capital expenditures. Financing activities used $157,761 of cash, due to repayments of notes payable and long-term debt ($2,777,638); offset by the net proceeds from issuance of notes payable and long-term debt ($2,607,352) and proceeds from exercise of stock options ($12,525).

          Management expects to make acquisitions to expand the Company's markets. As consideration for an acquisition, the Company may issue Common Stock, Preferred Stock, or other securities, notes or cash. Since cash may be required either to consummate acquisitions, or to fund the operations of new or existing businesses, including required principal payments related to approximately $666,000 of current maturities of long-term debt, management may, from time to time, investigate and pursue various types of financing alternatives that are available to the Company. These may include, but are not limited to, private placements, secondary offerings, bridge financing, debentures, lines of credit and asset-based loans. While management believes that financing will be available for the Company to not only fund its current operations, but also to fund its acquisition program, there can be no assurance such financing will be on terms reasonably acceptable to the Company. There can be no assurance that any acquisitions will be consummated during 2001 or at all.

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

Capital Expenditure Requirements

          During the three months ended March 31, 2001, the Company spent $28,037 on capital expenditures mainly relating to the upgrade of existing computer systems implemented by FSDA. During 2001, the Company intends to utilize approximately $200,000 to purchase additional machinery and equipment, most specifically at FSDA. The Company does not presently anticipate any significant additional capital expenditures other than those noted above and those relating to future acquisitions.

Tender Offer

         On February 22, 2001, AV, Inc., a Delaware corporation, commenced a tender offer to purchase up to 900,000 shares of the outstanding Common Stock of the Company for $2.25 per share in cash. On March 8, 2001, the Company's Board of Directors voted to recommend that Aqua Care shareholders accept a modified offer by AV, Inc. to purchase up to 1,050,000 shares of the Company's Common Stock for $2.25 per share in cash. On March 28, 2001, the tender offer expired with shareholders tendering 1,614,923 shares of the Company's Common Stock. As such, AV, Inc. purchased 1,050,000 of the tendered shares, on a pro-rata basis, for $2.25 per share in cash. As a result of the tender offer and in accordance with the 1991 Performance Equity Plan, all of the Plan's outstanding options to purchase Common Stock became immediately vested. Immediately subsequent to such purchase, AV, Inc. owned approximately 40% of the Company's issued and outstanding Common Stock.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is or may become involved in various lawsuits, claims and proceedings in the normal course of its business including those pertaining to product liability, environmental, safety and health, and employment matters. The Company records liabilities when loss amounts are determined to be probable and reasonably estimatable. Insurance recoveries are recorded only when claims for recovery are settled. Although generally the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, management believes, based on facts presently known, that the outcome of such legal proceedings and claims will not have a material adverse effect on the Company's financial position, liquidity or future results of operations.

         No other Items of Part II are applicable to the Registrant for the period covered by this Quarterly Report on Form 10-QSB.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                           AQUA CARE SYSTEMS, INC.
                                           Registrant

Dated:  May 14, 2001                       /s/ H. Martin Jessen
                                           -------------------------------------
                                           H. Martin Jessen
                                           President and Chief Executive Officer



Dated:  May 14, 2001                       /s/ George J. Overmeyer
                                           -------------------------------------
                                           George J. Overmeyer
                                           Vice President of Finance and
                                           Principal Accounting Officer