Form 10QSB
period 2001-06-30
AQUA CARE SYSTEMS INC /DE/
filed 2001-08-14
CIK 910566

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549


                                  Form 10-QSB


(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended  June 30, 2001
                                             ----------------------

[_]  TRANSITION REPORT UNDER SECTION 13 OR (15d) OF THE EXCHANGE ACT
          For the transition period from ____________ to ____________


                        Commission File Number 0-22434


                            AQUA CARE SYSTEMS, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

             DELAWARE                                    13-3615311
-----------------------------------          -----------------------------------
  (State or other jurisdiction of             (IRS Employer Identification No.)
   incorporation or organization)

                    965 Park Center Drive, Vista, CA 92083
                ----------------------------------------------
                   (Address of principal executive offices)

                                (760) 599-0200
                          ---------------------------
                          (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                           Yes    X       No  _____
                                -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


                                             Number of Shares Outstanding
          Class                                   On August 13, 2001
          -----                                 ----------------------

Common Stock, $ .001 Par Value                          3,034,279
                                                        ---------


     Transitional small business disclosure format:

                            Yes  _____     No    X
                                               -----

                            AQUA CARE SYSTEMS, INC.

                                INDEX TO 10-QSB


PART I.   FINANCIAL INFORMATION


          ITEM 1.   Condensed Consolidated Balance Sheets as of June 30,
          -------
                    2001, (unaudited), and December 31, 2000

                    Condensed Consolidated Statements of Operations for the three months ended June 30, 2001, (unaudited), and June 30, 2000, (unaudited)

                    Condensed Consolidated Statements of Operations for the six months ended June 30, 2001, (unaudited), and June 30, 2000, (unaudited)

                    Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001, (unaudited), and June 30, 2000, (unaudited)

                    Notes to Condensed Consolidated Financial Statements


          ITEM 2.   Management's Discussion and Analysis of Financial Condition
          -------
                    and Results of Operations for the six months ended June 30, 2001, (unaudited), and June 30, 2000, (unaudited)


PART II.  OTHER INFORMATION


          ITEM 1.   Legal Proceedings
          -------


          ITEM 6.   Exhibits and Reports on Form 8-K
          -------

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


Item 1.     Financial Statements
-------     --------------------

            The interim condensed consolidated financial statements included in this Form 10-QSB are unaudited, but in the opinion of management, reflect all adjustments necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year.

            These interim condensed consolidated financial statements have not been reviewed by an independent accountant using professional review standards, although such a review is required by Form 10-QSB.

            These interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001.

                   AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                   (Unaudited with respect to June 30, 2001)


                                                                                 June 30,           December 31,
                                                                                   2001                 2000
                                                                              ---------------      --------------
Assets
Current assets
     Cash and cash equivalents...........................................     $       577,916      $    2,985,579
     Accounts receivable, net of allowance for doubtful accounts of $200,000 and $100,000, as of June 30, 2001 and
         December 31, 2000, respectively.................................           1,235,966           1,516,150
     Inventory, net......................................................             828,581             680,017
     Prepaids and other..................................................             112,253             147,575
                                                                              ---------------      --------------

Total current assets.....................................................           2,754,716           5,329,321

Property, plant and equipment, net.......................................           3,617,140           3,683,580
Intangible assets, net...................................................             235,965           1,433,176
Other assets.............................................................             109,472             125,515
                                                                              ---------------      --------------

Total assets.............................................................     $     6,717,293      $   10,571,592
                                                                              ===============      ==============

Liabilities
Current liabilities
     Accounts payable....................................................     $     1,615,078      $    1,725,140
     Accrued expenses....................................................             380,959             483,611
     Current maturities of long-term debt................................             568,981             928,604
     Liabilities of discontinued operations..............................              79,660             899,823
                                                                              ---------------      --------------

Total current liabilities................................................           2,644,678           4,037,178

Long-term debt, less current maturities..................................           1,153,184           1,218,707
                                                                              ---------------      --------------

Total liabilities........................................................           3,797,862           5,255,885
                                                                              ---------------      --------------

Commitments, contingencies and subsequent events

Stockholders' equity
     Preferred stock, $.001 par; 5,000,000 shares
         authorized, none outstanding....................................                  --                  --
     Common stock, $.001 par; 30,000,000 shares authorized,
         3,007,279 and 2,971,238 shares issued and outstanding
         as of June 30, 2001 and December 31, 2000, respectively.........               3,007               2,971
     Additional paid-in capital..........................................          17,224,848          17,185,803
     Deficit.............................................................         (14,308,424)        (11,873,067)
                                                                              ---------------      --------------

Total stockholders' equity...............................................           2,919,431           5,315,707
                                                                              ---------------      --------------

Total liabilities and stockholders' equity...............................     $     6,717,293      $   10,571,592
                                                                              ===============      ==============

    See accompanying notes to condensed consolidated financial statements.

                   AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)


                                                                         For the three months ended
                                                                                  June 30,
                                                                         2001                  2000
                                                                   ---------------       ---------------
Revenues....................................................       $     2,788,452       $     2,875,685

Cost of revenues............................................             1,699,992             1,674,222
                                                                   ---------------       ---------------

Gross profit................................................             1,088,460             1,201,463
                                                                   ---------------       ---------------

Operating expenses:
     Selling, general and administrative....................             1,746,221             1,274,561
     Provision for impairment of goodwill...................             1,116,624                    --
     Severance expense......................................               125,000                    --
     Depreciation and amortization..........................               100,293               108,056
                                                                   ---------------       ---------------

Total operating expenses....................................             3,088,138             1,382,617
                                                                   ---------------       ---------------

Loss from operations........................................            (1,999,678)             (181,154)

Interest expense, net.......................................               (51,190)             (130,516)
                                                                   ---------------       ---------------

Loss from continuing operations.............................            (2,050,868)             (311,670)

Loss from discontinued operations...........................                    --               (69,981)
                                                                   ---------------       ---------------

Net loss....................................................       $    (2,050,868)      $      (381,651)
                                                                   ===============       ===============

Loss per share from continuing operations,
   basic and diluted........................................       $         (0.68)      $         (0.11)

Loss income per share from discontinued operations,
   basic and diluted........................................                    --                 (0.02)
                                                                   ---------------       ---------------

Net loss per share, basic and diluted.......................       $         (0.68)      $         (0.13)
                                                                   ===============       ===============

Weighted average number of outstanding shares
   of Common Stock, basic and diluted........................            2,995,017             2,911,744
                                                                   ===============       ===============

    See accompanying notes to condensed consolidated financial statements.

                   AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                                   For the six months ended
                                                                           June 30,
                                                                2001                  2000
                                                           ---------------       ---------------
Revenues................................................    $     6,166,415       $     6,266,138

Cost of revenues........................................          3,678,432             3,627,743
                                                            ---------------       ---------------

Gross profit............................................          2,487,983             2,638,395
                                                            ---------------       ---------------

Operating expenses:
     Selling, general and administrative................          3,180,215             2,490,932
     Provision for impairment of goodwill...............          1,116,624                    --
     Severance expense..................................            575,000               480,000
     Depreciation and amortization......................            200,587               224,447
                                                            ---------------       ---------------

Total operating expenses................................          5,072,426             3,195,379
                                                            ---------------       ---------------

Loss from operations....................................         (2,584,443)             (556,984)

Interest expense, net...................................            (94,249)             (269,049)
                                                            ---------------       ---------------

Loss from continuing operations.........................         (2,678,692)             (826,033)

Income from discontinued operations.....................                 --               121,989

Extraordinary item, gain on extinguishment of debt......            243,335                    --
                                                            ---------------       ---------------

Net loss................................................    $    (2,435,357)      $      (704,044)
                                                            ===============       ===============

Loss per share from continuing operations,
   basic and diluted....................................    $         (0.90)      $         (0.28)

Income per share from discontinued operations,
   basic and diluted....................................                 --                  0.04

Income per share from extraordinary item,
   basic and diluted....................................               0.08                    --
                                                            ---------------       ---------------

Net loss per share, basic and diluted...................    $         (0.82)      $         (0.24)
                                                            ===============       ===============

Weighted average number of outstanding shares
   of Common Stock, basic and diluted...................          2,984,036             2,905,625
                                                            ===============       ===============

    See accompanying notes to condensed consolidated financial statements.

                   AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                      For the six months ended
                                                                             June 30,
                                                                      2001                  2000
                                                                ---------------       ---------------
Operating Activities:
Net loss....................................................    $    (2,435,357)      $      (704,044)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
     Depreciation and amortization..........................            200,587               224,447
     Gain on extinguishment of debt.........................           (243,335)                   --
     Provision for impairment of goodwill...................          1,116,624                    --
     Provision for doubtful accounts........................            100,000                    --
     Pension contribution paid through issuance of
        Common Stock........................................             26,556                27,487
Changes in assets and liabilities:
     Decrease in accounts receivable........................            180,184               854,308
     (Increase) decrease in inventory.......................           (148,564)               50,508
     Decrease in prepaids and other.........................             35,322                97,431
     Decrease in other assets...............................             16,043                62,730
     Decrease in accounts payable and accrued expenses......           (212,714)             (157,415)
     Net effect of discontinued operations..................           (820,163)              154,004
                                                                ---------------       ---------------

Net cash (used in) provided by operating activities.........         (2,184,817)              609,456
                                                                ---------------       ---------------

Investing Activities:
     Proceeds from sale of net assets of subsidiary.........                 --             1,350,000
     Proceeds from sale of land and building................                 --               650,000
     Payments received on notes receivable..................                 --                12,000
     Capital expenditures...................................            (53,560)              (66,484)
                                                                ---------------       ---------------

Net cash (used in) provided by investing activities.........            (53,560)            1,945,516
                                                                ---------------       ---------------

Financing Activities:
     Proceeds from issuance of notes payable and
        long-term debt......................................          4,696,020             7,162,756
     Repayment of notes payable and
        long-term debt......................................         (4,877,831)           (8,599,429)
     Provision for doubtful accounts........................             12,525                    --
                                                                ---------------       ---------------

Net cash used in financing activities.......................           (169,286)           (1,436,673)
                                                                ---------------       ---------------

Net (decrease) increase in cash and cash equivalents........         (2,407,663)            1,118,299

Cash and cash equivalents, beginning of period..............          2,985,579               460,964
                                                                ---------------       ---------------

Cash and cash equivalents, end of period....................    $       577,916       $     1,579,263
                                                                ===============       ===============

    See accompanying notes to condensed consolidated financial statements.

                   AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
              (Unaudited with respect to June 30, 2001 and 2000)


1.   Summary of Significant Accounting Policies

     Business

     Aqua Care Systems, Inc. and subsidiaries, (the "Company" or "ACSI"), is engaged in the design, engineering, manufacturing, assembly, sales, marketing, distribution and service of fluid handling and filtration systems and products and products and water filtration and purification products. Currently, it provides equipment sales and service for clients in the United States and abroad. Active subsidiaries include Filtration and Separation Dynamics, (f/k/a the Filtration Systems Division of Aqua Care Systems, Inc., ("FSDA"), KISS International, Inc., ("KISS") and Di-tech Systems, Inc., ("DTSI").

     Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 and 2000, are not necessarily indicative of the results that may be expected for the years ending December 31, 2001 and 2000. The condensed consolidated balance sheet information as of December 31, 2000 was derived from the audited consolidated financial statements included in the Company's Form 10-KSB. For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

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

                   AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
              (Unaudited with respect to June 30, 2001 and 2000)


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

     Fair Value of Financial Instruments

     The Company's financial instruments consist principally of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued expenses and long-term debt. Due to the short-term nature and variable rate on a significant portion of the Company's debt, management believes that the carrying amounts of such financial instruments as reflected in the condensed consolidated balance sheets approximate their estimated fair value as of June 30, 2001 and December 31, 2000. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

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

                   AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
              (Unaudited with respect to June 30, 2001 and 2000)


     Advertising Costs

     The Company expenses production costs of print advertisements as of the first date the advertisements take place. Advertising expenses included in selling, general and administrative expenses were $32,772 and $31,045, respectively, for the six months ended June 30, 2001 and 2000, and $11,115 and $16,738, respectively, for the three months ended June 30, 2001 and 2000.

2.   Inventory

                                          June 30, 2001       December 31, 2000
                                          -------------       -----------------

Materials and purchased parts......       $     447,414         $    533,852
Work in process....................             381,167              146,165
                                          -------------         ------------

Total inventory....................       $     828,581         $    680,017
                                          =============         ============

3.   Property, Plant and Equipment

                                          June 30, 2001       December 31, 2000
                                          -------------       -----------------

Land and buildings.................       $   2,000,000         $  2,000,000
Machinery and equipment............           2,338,276            2,284,716
Furniture and fixtures.............             577,087              577,087
Leasehold improvements.............              34,125               34,125
                                          -------------         ------------

                                              4,949,488            4,895,928
Less accumulated depreciation......          (1,332,348)          (1,212,348)
                                          -------------         ------------

Net property, plant and equipment..       $   3,617,140         $  3,683,580
                                          =============         ============

4.   Intangible Assets

                                          June 30, 2001       December 31, 2000
                                          -------------       -----------------

Goodwill...........................       $     324,227         $  2,417,831
Less accumulated amortization......             (88,262)            (984,655)
                                          -------------         ------------

Net intangible assets..............       $     235,965         $  1,433,176
                                          =============         ============


     During the second quarter of 2001, KISS International, Inc. recognized an impairment of goodwill previously recorded amounting to $1,116,324. Such impairment was recognized as the Company did not expect positive future operating cash flows to be derived from such intangible asset.

                   AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
               (Unaudited with respect to June 30, 2001 and 2000)


5.  Long-Term Debt

                                                                             June 30, 2001    December 31, 2000
                                                                             --------------   -----------------
Prime plus 1.25%, (8% at June 30, 2001), revolving credit
lines, providing for borrowings, subject to certain collateral requirements and loan covenants, of up to $3,900,000 through
June 2005, principally collateralized by accounts receivable
and inventory of FSDA, (see (b) below).....................................      $  437,934          $  672,557

Prime plus 1.25%, (8% at June 30, 2001), note payable,
principal and interest payable monthly with an estimated
balloon payment of approximately $686,000 due June 2005,
principally collateralized by property and plant of FSDA, (see (b) below)..         967,083           1,002,250

Prime plus 1.25%, (8% at June 30, 2001), note payable,
principal and interest payable monthly with an estimated balloon payment of approximately $74,000 due June 2005, principally
collateralized by machinery and equipment of FSDA, (see (b) below).........         317,148             347,504

10% unsecured notes, extinguished in 2001, (see (a) below).................              --             125,000
                                                                                 ----------          ----------

                                                                                  1,722,165           2,147,311
Less current maturities....................................................        (568,981)           (928,604)
                                                                                 ----------          ----------

Total long-term debt.......................................................      $1,153,184          $1,218,707
                                                                                 ==========          ==========

At June 30, 2001, scheduled maturities of long-term debt, are:

                                   2002           $  568,981
                                   2003              131,047
                                   2004              131,047
                                   2005              891,090
                                                  ----------

                                                  $1,722,165
                                                  ==========

     (a) In March 2001, the Company recorded an extraordinary item for the gain on the extinguishment of debt, wherein certain unsecured notes payable and accrued interest relating thereto, aggregating $243,335, were extinguished.

     (b) The Company's loan agreements contain restrictive covenants which require the Company to, among other things, maintain a minimum tangible net worth, maintain certain financial ratios and restrict dividend payments from subsidiaries. The loans also provide that the lender may, at its option, accelerate such loans as a result of, among other things, a material adverse change in the Company's financial position or results of operations. The lender has not notified the Company that any such events have occurred, and the Company does not expect that such notice will be received. At June 30, 2001, the Company was not in compliance with certain covenants relating to the above noted debt. However, the Company obtained waivers of such non-compliance from the lender.

                   AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
               (Unaudited with respect to June 30, 2001 and 2000)

6.      Income Taxes

     At June 30, 2001 and December 31, 2000, the Company had approximately $9,400,000 and $8,500,000, respectively, of net operating loss carryforwards expiring through 2019, for both financial reporting and income tax purposes. Changes in ownership in 1995 of greater than 50% occurred as a result of the Company's issuances of Common Stock which resulted in an approximate $760,000 annual limitation being imposed upon the future utilization of approximately $5,368,000 of the Company's net operating losses for tax purposes. Further limitation may be imposed as a result of transactions subsequent to 1995, including the 2001 tender offer, (see Note 13). The amount of such further limitation, if any, has not yet been determined. Realization of the approximate $3,300,000 and $3,000,000 deferred tax assets at June 30, 2001 and December 31, 2000, respectively, resulting mainly from the available net operating loss carryforwards, is not considered more likely than not and accordingly, a valuation allowance has been recorded for the full amount of such assets.

7.   Equity Transactions

     (a) At June 30, 2001, the Company has two stock option plans, which are described below. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for options granted to employees. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

     Under the 1991 Performance Equity Plan, the Company may grant options to its employees and certain consultants for up to 2,000,000 shares of Common Stock. Under the 1994 Outside Directors' Plan, the Company may grant options to its directors for up to 400,000 shares of Common Stock. Under both plans, the exercise price of each option equals the market price of the Common Stock on the date of grant and an option's maximum term is 10 years from the date of grant.

     (b) As of June 30, 2001 and December 31, 2000, respectively, the Company has reserved an aggregate 1,374,600 and 769,600 shares of Common Stock for issuance upon exercise of options and warrants. No options and warrants are included in the calculation of earnings per share for the six months ended June 30, 2001 and 2000, as the effect would be anti-dilutive.

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

     (b) During December 2000, the Company sold the assets of DuraMeter Pump Company, Inc., ("DMPC"), for $3,750,000 in cash and prospective earnout payments aggregating $1,000,000, based upon the achievement of certai net sales levels of DMPC products by the Purchaser over the next two years. The Purchaser also assumed certain of the liabilities of DMPC. The Company recognized a gain on the above noted sale of net assets of $1,357,643.

                   AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
               (Unaudited with respect to June 30, 2001 and 2000)

     Balance sheet and statement of operations highlights of such discontinued operations are as follows:

                                                                           June 30,                      December 31,
                                                    CWES        DMPC           2001      CWES      DMPC          2000
                                              ----------  ----------     ----------  --------  --------  ------------

Accounts payable and accrued liabilities      $       --  $   79,660     $   79,660  $     --  $899,823      $899,823
                                              ----------  ----------     ----------  --------  --------  ------------

Liabilities of discontinued operations        $       --  $   79,660     $   79,660  $     --  $899,823      $899,823
                                              ==========  ==========     ==========  ========  ========  ============

                                                                        For the six
                                                                       months ended
                                                                           June 30,
                                                    CWES        DMPC           2000
                                              ----------  ----------     ----------
Revenues                                      $1,069,167  $1,787,283     $2,856,450
Expenses                                       1,080,848   1,653,613      2,734,461
                                              ----------  ----------     ----------

(Loss) income from discontinued operations    $  (11,681) $   33,670     $  121,989
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


                                                                For the six months ended   For the six months ended
                                                                -------------------------  -------------------------
                                                                      June 30, 2001              June 30, 2000
                                                                      -------------              -------------
Revenues
--------
Industrial and municipal fluid handling and filtration........          $ 4,375,192                 $4,352,969
Commercial and residential water filtration and purification..            1,791,223                  1,913,169
                                                                        -----------                 ----------

Total revenues................................................          $ 6,166,415                 $6,266,138
                                                                        ===========                 ==========

Operating (loss) income
-----------------------
Industrial and municipal fluid handling and filtration........          $   (34,366)                $  124,421
Commercial and residential water filtration and purification..           (1,110,836)                   248,713
Corporate.....................................................           (1,439,241)                  (930,118)
                                                                        -----------                 ----------

Total operating loss..........................................          $(2,584,443)                $ (556,984)
                                                                        ===========                 ==========

                   AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
              (Unaudited with respect to June 30, 2001 and 2000)


                                                                For the six months ended   For the six months ended
                                                                ------------------------   ------------------------
                                                                      June 30, 2001              June 30, 2000
                                                                      -------------              -------------
Depreciation and amortization
-----------------------------
Industrial and municipal fluid handling and filtration........           $  100,807                $   108,000
Commercial and residential water filtration and purification..               99,780                     99,780
Corporate.....................................................                   --                     16,667
                                                                         ----------                -----------

Total depreciation and amortization...........................           $  200,587                $   224,447
                                                                         ==========                ===========

Interest expense, net
---------------------
Industrial and municipal fluid handling and filtration........           $ (117,468)               $  (130,322)
Corporate.....................................................               23,219                   (138,727)
                                                                         ----------                -----------

Total interest expense, net...................................           $  (94,249)               $  (269,049)
                                                                         ==========                ===========

Capital expenditures
--------------------
Industrial and municipal fluid handling and filtration........           $   37,819                $    54,598
Commercial and residential water filtration and purification..               15,741                     11,327
Corporate.....................................................                   --                        559
                                                                         ----------                -----------

Total capital expenditures....................................           $   53,560                $    66,484
                                                                         ==========                ===========

                                                                      June 30, 2001            December 31, 2000
                                                                      -------------            -----------------
Total assets
------------
Industrial and municipal fluid handling and filtration........           $5,246,054                $ 5,334,030
Commercial and residential water filtration and purification..              901,796                  2,176,616
Corporate.....................................................              569,443                  3,060,946
                                                                         ----------                -----------

Total assets..................................................           $6,717,293                $10,571,592
                                                                         ==========                ===========

10.    Financing Fees

       The Company offers a retail financing program for the purpose of assisting its subsidiaries' water purification customers (dealers) in obtaining financing through an arrangement with an unrelated lending company. As compensation for its services, the Company receives fees based on amounts financed. The Company bears no credit risk, but could share in the risk associated with dealer fraud. Net fees for the six months ended June 30, 2001 and 2000 aggregated approximately $305,387 and $256,807, respectively, and are included in revenues. On July 9, 2001, the Company was formally notified that the lending company will discontinue offering the finance program effective October 16, 2001. As such, the Company is in the process of locating a new financing entity. The inability of the Company to find a lending institution willing to offer such a finance program could have a material adverse effect on the Company's financial condition and operating results.

                   AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
              (Unaudited with respect to June 30, 2001 and 2000)

11.    Supplemental Cash Flow Information

       For the six months ended June 30, 2001 and 2000, the Company paid $109,710 and $271,867, respectively, for interest.

12.    Commitments and Contingencies

       (a) The Company leases vehicles and office/warehouse space under operating leases which expire through 2004. Total rent expense aggregated $81,437 and $81,819, for the six months ended June 30, 2001 and 2000, respectively.

       (b) In January 1994, the Company adopted a 401(k) employee savings and retirement plan. Under the provisions of the Plan, the Company may elect to match each employee's contribution to the Plan at the rate of 50% in Common Stock. Any Common Stock granted is restricted stock and vests over a two year period on a quarterly basis. During the six months ended June 30, 2001 and 2000, the Company contributed 26,041 and 31,336 shares of restricted Common Stock valued at $26,556 and $27,487, respectively.

       (c) William K. Mackey, the Company's President, Chief Executive Officer, Treasurer and Principal Accounting Officer resigned from all positions held with the Company effective February 28, 2000. In accordance with such resignation, the Board of Directors agreed to pay Mr. Mackey $480,000 in equal installments of $40,000 per month beginning April 1, 2000, and extend all his options to purchase Common Stock through December 31, 2000, at which time the options expired. The $480,000 cost related to this event was charged to operations in the first quarter of 2000.

       (d) In March 2001, Norman J. Hoskin, the Company's President, Chief Executive Officer, Treasurer and Secretary, and George J. Overmeyer, the Company's Vice President of Finance and Principal Accounting Officer, resigned from all positions held with the Company effective April 28, 2001. In accordance with such resignations, the Board of Directors agreed to pay Messrs. Hoskin and Overmeyer $250,000 and $200,000, respectively. The $450,000 cost related to this event was charged to operations in the first quarter of 2001 and paid in full in April 2001. Subsequent to the resignation of Mr. Overmeyer as noted above, the Company and Mr. Overmeyer agreed to extend Mr. Overmeyer's employment, in the same capacities as prior to such resignations, through May 25, 2001.

       (e) On April 11, 2001, Norman J. Hoskin, James P. Cefaratti and David K. Lucas, resigned from the Company's Board of Directors. In accordance with their resignations from the Board of Directors and the termination of their consulting agreements, Messrs. Cefaratti and Lucas were paid $22,500 and $23,500, respectively. Simultaneously with such resignations, H. Martin Jessen, Walter Neubauer and Aref Cheval were appointed to the Company's Board of Directors.

       (f) On April 11, 2001, the Company entered into a three-year employment agreement with the Company's President and Chief Executive Officer, H. Martin Jessen. The employment agreement provides for base salaries of $200,000, $250,000 and $300,000 per annum for the yearly periods beginning April 12, 2001, April 9, 2002 and April 9, 2003, respectively, plus bonuses, if any, as determined by the Company's Board of Directors. In connection with such employment agreement, the Company granted Mr. Jessen options to purchase 300,000 shares of Common Stock at $2.25 per share. The above options expire ten years from the date of grant, and are exercisable one-third as of April 12, 2001, one-third one year from the date of grant and one-third on the last day of the initial term of the employment agreement. The employment agreement contains provisions for severance payments in the event of a change of control of the Company, material default by the Company, termination of Mr. Jessen without cause and resignation by Mr. Jessen.

                   AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
              (Unaudited with respect to June 30, 2001 and 2000)

       (g) On April 12, 2001, the Company entered into a three-year employment agreement with the Company's General Counsel, Ronald E. Spire. The employment agreement provides for base salaries of $100,000, $125,000 and $125,000 per annum for the yearly periods beginning April 15, 2001, April 14, 2002 and April 14, 2003, respectively, plus bonuses, if any, as determined by the Company's Board of Directors. In connection with such employment agreement, the Company granted Mr. Spire options to purchase 75,000 shares of Common Stock at $2.25 per share. The above options expire ten years from the date of grant, and are exercisable one-third as of April 15, 2001, one-third one year from the date of grant and one-third on the last day of the initial term of the employment agreement. The employment agreement contains provisions for severance payments in the event of a change of control of the Company, material default by the Company, termination of Mr. Spire without cause and resignation by Mr. Spire.

       (h) The Company is or may become involved in various lawsuits, claims and proceedings in the normal course of its business including those pertaining to product liability, environmental, safety and health, and employment matters. The Company records liabilities when loss amounts are determined to be probable and reasonably estimatable. Insurance recoveries are recorded only when claims for recovery are settled. Although generally the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, management believes, based on facts presently known, that the outcome of such legal proceedings and claims will not have a material adverse effect on the Company's financial position, liquidity, or future results of operations.

13.    Tender Offer

       On February 22, 2001, AV, Inc., a Delaware corporation, ("AV"), commenced a tender offer to purchase up to 900,000 shares of the outstanding Common Stock for $2.25 per share in cash. On March 8, 2001, the Company's Board of Directors voted to recommend that Aqua Care's shareholders accept a modified offer by AV to purchase up to 1,050,000 shares of Common Stock for $2.25 per share in cash. On March 28, 2001, the tender offer expired with shareholders tendering 1,614,923 shares of Common Stock, of which, AV purchased 1,050,000 shares, on a pro-rata basis, for $2.25 per share in cash. As a result of the tender offer and in accordance with the 1991 Performance Equity Plan, (see Note 7), all of the Plan's outstanding options to purchase Common Stock became immediately vested. Immediately subsequent to the consummation of the tender offer, AV owned approximately 40% of the issued and outstanding Common Stock.

14.    Subsequent Events

       (a) On July 9, 2001, the Company entered into three-year employment agreements with the Company's Vice President of Municipal Projects, Vice President and General Manager of FSDA and Vice President and General Manager of KISS. The Agreements provide for base salaries of $80,000, $90,000 and $100,000; $120,000, $135,000 and $150,000; and $110,000, $125,000 and $140,000 per annum for the yearly periods beginning July 9, 2001, 2002 and 2003, respectively, plus bonuses, if any, as determined by the Company's Board of Directors. In connection with such Agreements, the Company granted each of the above noted executives options to purchase 75,000 shares of Common Stock at $2.25 per share. The options expire ten years from the date of grant, and are exercisable one-third as of the date of grant, one-third one year from the date of grant and one-third on the last day of the initial term of the employment agreements. Each employment agreement contains provisions for severance payments in the event of termination without cause.

       (b) During July 2001, pursuant to the 1991 Performance Equity Plan, certain former employees of the Company exercised options to purchase an aggregate of 27,000 shares of Common Stock at various exercise prices ranging from $1.00 to $1.56 per share, resulting in aggregate proceeds to the Company of $32,725.

                        PART I - FINANCIAL INFORMATION

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

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

Results of Operations - Six months ended June 30, 2001 and 2000

     Presented below are the condensed consolidated results of operations for the Company for the six months ended June 30, 2001 and 2000:

                                                    Six months ended   Six months ended
                                                      June 30, 2001      June 30, 2000
                                                    ----------------   ----------------
Revenues                                                 $ 6,166,415         $6,266,138
Cost of revenues                                           3,678,432          3,627,743
                                                         -----------         ----------

Gross profit                                               2,487,983          2,638,395
Operating expenses                                         5,072,426          3,195,379
                                                         -----------         ----------

Loss from operations                                      (2,584,443)          (556,984)
Interest expense, net                                        (94,249)          (269,049)
                                                         -----------         ----------

Loss from continuing operations                           (2,678,692)          (826,033)
Income from discontinued operations                               --            121,989
Extraordinary item, gain on extinguishment of debt           243,335                 --
                                                         -----------         ----------

Net loss                                                 $(2,435,357)        $ (704,044)
                                                         ===========         ==========

Loss per share from continuing operations                $     (0.90)        $    (0.28)
Income per share from discontinued operations                     --               0.04
Income per share from extraordinary item                        0.08                 --
                                                         -----------         ----------

Net loss per share                                       $     (0.82)        $    (0.24)
                                                         ===========         ==========

     Revenues decreased by $99,723, or 1.6%, from $6,266,138 for the six months ended June 30, 2000, to $6,166,415 for the six months ended June 30, 2001. Of this decrease, $121,946 was due primarily to a reduction in sales of water filtration and purification equipment and financing fees as a result of a decrease in dealers' sales to end users mainly because of a slow down in consumer spending; offset by a $22,223 increase in revenues recognized by the industrial and municipal fluid handling and filtration segment due to a minor increase in project volume from the first six months of 2000 to the first six months of 2001.

     Cost of revenues increased by $50,689, or 1.4%, from $3,627,743 for the six months ended June 30, 2000, to $3,678,432 for the six months ended June 30, 2001. As a percentage of revenues, these amounts represented 57.9% for 2000 as compared to 59.7% for 2001. Cost of revenues as a percentage of revenues for the industrial and municipal fluid handling and filtration and commercial and residential water filtration and purification segments were 55.3% and 63.7%, respectively, for the six months ended June 30, 2000. Cost of revenues as a percentage of revenues of such segments for the six months ended June 30, 2001 were 55.8% and 69.2%, respectively.

     Gross profit decreased $150,412, or 5.7%, from $2,638,395 for the six months ended June 30, 2000 to $2,487,983 for the six months ended June 30, 2001, which, as a percentage of revenues, represented a decrease from 42.1% to 40.3%, respectively, for such periods. Gross profit as a percentage of revenues for the industrial and municipal fluid handling and filtration and commercial and residential water filtration and purification segments were 44.7% and 36.3%, respectively, for the six months ended June 30, 2000. Gross profit as a percentage of revenues of such segments for the six months ended June 30, 2001 were 44.2% and 30.8%, respectively.

     The Company's operating expenses increased by $1,877,047, or 58.7%, from $3,195,379 for the six months ended June 30, 2000, to $5,072,426 for the six months ended June 30, 2001. As a percentage of revenues, these expenses increased from 51% for 2000 to 82.3% for 2001. Severance expenses aggregating $480,000 and $575,000 for the six months ended June 30, 2000 and 2001, respectively, are included in operating expenses. As a percentage of revenues, these amounts represented 7.7% and 9.3% for the six months ended June 30, 2000 and 2001, respectively. The $1,877,047 increase in operating expenses was primarily due to an impairment of goodwill previously recorded by KISS, recognized in the second quarter of 2001 ($1,116,324), an increase in payroll and related expenses ($200,391), an increase in investor relations expenses and legal fees incurred in connection with the tender offer consummated March 28, 2001 ($177,396), an increase in travel and related expenses ($130,061), an increase in contract labor and consulting fees ($117,951) and an increase in bad debt expense ($100,000). Management evaluates operating expenses on a regular basis, and as such, adjusts resources allocated to cover such expenses. Optimum levels of operating expenses are targeted and adjusted according to business levels in order to provide maximum efficiency and effectiveness.

     Interest expense, net, decreased $174,800, or 65%, from $269,049 for the six months ended June 30, 2000 to $94,249 for the six months ended June 30, 2001. This decrease was attributable to the repayment of ACSI's 12% note payable and the write-off of deferred loan costs related thereto in December 2000 ($151,581) and interest income ($23,219).

     Including the net income from discontinued operations of $121,989 for the six months ended June 30, 2000, and the gain on extinguishment of debt of $243,335 for the six months ended June 30, 2001, the Company incurred a net loss of $(704,044) and $(2,435,357) for the six months ended June 30, 2000 and 2001, respectively.

Financial Condition and Liquidity

     At June 30, 2001, the Company had $577,916 of cash and cash equivalents, working capital of $110,038, total assets of $6,717,293, long-term debt, net of current maturities, of $1,153,184 and stockholders' equity of $2,919,431. During the six months ended June 30, 2001, the Company's operating activities used $2,184,817 of cash, as a result of the net loss ($2,435,357), the net effect of discontinued operations ($820,163), the gain on extinguishment of debt ($243,335), a decrease in accounts payable and accrued expenses ($212,714), a decrease in inventory ($148,564); offset by the provision for impairment of goodwill ($1,116,624), depreciation and amortization ($200,587), a decrease in accounts receivable ($180,184), the provision for doubtful accounts ($100,000), a decrease in prepaids and other ($35,322), the pension contribution paid through the issuance of Common Stock ($26,556) and a decrease in other assets ($16,043). Investing activities used $53,560 due to capital expenditures. Financing activities used $169,286 of cash, due to repayments of notes payable and long-term debt ($4,877,831); offset by the net proceeds from issuance of notes payable and long-term debt ($4,696,020) and proceeds from exercise of stock options ($12,525).

     Management expects to make acquisitions to expand the Company's markets.
As consideration for an acquisition, the Company may issue Common Stock, Preferred Stock, or other securities, notes or cash. Since cash may be required either to consummate acquisitions, or to fund the operations of new or existing businesses, including required principal payments related to approximately $569,000 of current maturities of long-term debt, management may, from time to time, investigate and pursue various types of financing alternatives that are available to the Company. These may include, but are not limited to, private placements, secondary offerings, bridge financing, debentures, lines of credit and asset-based loans. While management believes that financing will be available for the Company to not only fund its current operations, but also to fund its acquisition program, there can be no assurance such financing will be offered on terms reasonably acceptable to the Company, or at all. There can be no assurance that any acquisitions will be consummated during 2001 or at all.

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

Capital Expenditure Requirements

     During the six months ended June 30, 2001, the Company spent $53,560 on capital expenditures mainly relating to the upgrade of existing computer systems implemented by FSDA. During 2001, the Company intends to utilize approximately $100,000 to purchase additional machinery and equipment, most specifically at FSDA. The Company does not presently anticipate any significant additional capital expenditures other than those noted above and those relating to future acquisitions.

Tender Offer

     On February 22, 2001, AV, Inc., a Delaware corporation, ("AV"), commenced a tender offer to purchase up to 900,000 shares of the outstanding Common Stock for $2.25 per share in cash. On March 8, 2001, the Company's Board of Directors voted to recommend that Aqua Care's shareholders accept a modified offer by AV to purchase up to 1,050,000 shares of Common Stock for $2.25 per share in cash. On March 28, 2001, the tender offer expired with shareholders tendering 1,614,923 shares of Common Stock, of which, AV purchased 1,050,000 shares, on a pro-rata basis, for $2.25 per share in cash. As a result of the tender offer and in accordance with the Company's 1991 Performance Equity Plan, all of the Plan's outstanding options to purchase Common Stock became immediately vested. Immediately subsequent to the consummation of the tender offer, AV owned approximately 40% of the issued and outstanding Common Stock.

Forward Looking Statements

     This Form 10-QSB contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to the financial condition, results of operations and business of the Company and its subsidiaries. Forward-looking statements can be identified by terms such as "expects", "believes" and "intends" or the negative of these terms or other comparable terms and include, without limitation, statements above regarding: the Company's expectations regarding acquisitions; its belief as to the availability of additional financing; its belief as to the sufficiency of available funds; its expectations regarding foreign sources of income and its intentions regarding capital expenditures. These forward-looking statements involve certain risks and uncertainties. No assurance can be given that any of such matters will be realized. Factors that may cause actual results to differ materially from those contemplated by such forward looking statements include, among others, the following: competitive pressures in the industries noted; general economic and business conditions; the ability to implement and the effectiveness of business strategy and development plans; quality of management; business abilities and judgment of personnel; availability of qualified personnel; and labor and employee benefit costs.

                          PART II - OTHER INFORMATION
                          ---------------------------


Item 1.    Legal Proceedings
-------    -----------------

           The Company is or may become involved in various lawsuits, claims and proceedings in the normal course of its business including those pertaining to product liability, environmental, safety and health, and employment matters. The Company records liabilities when loss amounts are determined to be probable and reasonably estimatable. Insurance recoveries are recorded only when claims for recovery are settled. Although generally the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, management believes, based on facts presently known, that the outcome of such legal proceedings and claims will not have a material effect on the Company's financial position, liquidity or future results of operations.


Item 6.    Exhibits and Reports on Form 8-K
-------    --------------------------------

           (a)   Exhibits

           10.1  Employment agreement by and between Aqua Care Systems, Inc. and
                 H. Martin Jessen

           10.2 Employment agreement by and between Aqua Care Systems, Inc. and Ronald E. Spire

           (b)   Reports on Form 8-K

                 None

                                  SIGNATURES
                                  ----------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.



                                        AQUA CARE SYSTEMS, INC.
                                        Registrant



Dated: August 13, 2001                  /s/ H. Martin Jessen
                                        --------------------------
                                        H. Martin Jessen
                                        President and Chief Executive Officer




Dated: August 13, 2001                  /s/ Geoffrey A. Poole
                                        --------------------------
                                        Geoffrey A. Poole
                                        Treasurer and Secretary

                                 Exhibit Index

Exhibit No.                    Description
----------                     -----------

10.1           Employment agreement by and between Aqua Care Systems, Inc. and
               H. Martin Jessen

10.2 Employment agreement by and between Aqua Care Systems, Inc. and Ronald E. Spire