Form 10QSB
period 2001-09-30
AQUA CARE SYSTEMS INC /DE/
filed 2001-11-19
CIK 910566

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended             September 30, 2001
                                     -------------------------------------------
[_]  TRANSITION REPORT UNDER SECTION 13 OR (15d) OF THE EXCHANGE ACT

     For the transition period from __________ to __________

                        Commission File Number 0-22434

                            AQUA CARE SYSTEMS, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

               DELAWARE                                 13-3615311
  ----------------------------------       -------------------------------------
    (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)

                    965 Park Center Drive, Vista, CA  92083
       -----------------------------------------------------------------
                   (Address of principal executive offices)

                                (760) 599-0200
                       ---------------------------------
                          (Issuer's telephone number)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                         Yes     X       No  ________
                              -------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                    Number of Shares Outstanding

                                                        On November 14, 2001
                                                    ----------------------------
                  Class
                  -----

Common Stock, $ .001 Par Value                               3,162,816
                                                             ---------

     Transitional small business disclosure format:

                         Yes     X       No  ________
                              -------

                            AQUA CARE SYSTEMS, INC.


                                INDEX TO 10-QSB


PART I.  FINANCIAL INFORMATION


         ITEM 1. Condensed Consolidated Balance Sheets as of September 30, ------- 2001, (unaudited), and December 31, 2000

                  Condensed Consolidated Statements of Operations for the three months ended September 30, 2001, (unaudited), and September 30, 2000, (unaudited)

                  Condensed Consolidated Statements of Operations for the nine months ended September 30, 2001, (unaudited), and September 30, 2000, (unaudited)

                  Condensed consolidated Statements of Cash Flows for the nine months ended September 30, 2001, (unaudited), and September 30, 2000, (unaudited)

                  Notes to Condensed Consolidated Financial Statements

         ITEM 2. Management's Discussion and Analysis of Financial Condition ------- and Results of Operations for the nine months ended September
                  30, 2001, (unaudited), and September 30, 2000, (unaudited)


PART II.  OTHER INFORMATION


          ITEM 1.  Legal Proceedings
          -------

          ITEM 6.  Exhibits and Reports on Form 8-K
          -------

                        PART I - FINANCIAL INFORMATION
                        ------------------------------


Item 1.  Financial Statements
-------  --------------------

         The interim condensed consolidated financial statements included in this form 10-QSB are unaudited, and in the opinion of management, reflect all adjustments necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year.

            These interim condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Form 10-KSB for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on March 28, 2001.

                   AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                (Unaudited with respect to September 30, 2001)

                                                                                           September 30          December 31
                                                                                               2001                  2000
                                                                                          -----------------------------------------
Assets
  Current Assets
     Cash and cash equivalents                                                            $    215,044         $   2,985,579
     Account receivable, net of allowance for doubtful accounts of $200,000 and $100,000 as of September 30, 2001 and
       December 31, 2000, respectively                                                       1,404,777             1,516,150
     Inventory, net                                                                            567,364               680,017
     Prepaids and other                                                                        163,041               147,575
                                                                                          ----------------------------------

  Total Current Assets                                                                       2,350,226             5,329,321

  Property, plant and equipment, net                                                         3,592,623             3,683,580
  Intangible assets, net                                                                       230,561             1,433,176
  Other assets                                                                                 123,088               125,515
                                                                                          ----------------------------------

Total Assets                                                                              $  6,296,498         $  10,571,592
                                                                                          ==================================

Liabilities
  Current Liabilities
     Accounts payable                                                                        1,247,175         $   1,725,140
     Accrued expenses                                                                          543,264               483,611
     Current maturities of long-term debt                                                      649,303               928,604
     Liabilities of discontinued operations                                                     69,494               899,823
                                                                                          ----------------------------------
  Total current liabilities                                                                  2,509,236             4,037,178
  Long-term debt, less current maturities                                                    1,120,422             1,218,707
                                                                                          ----------------------------------
  Total liabilities                                                                          3,629,658             5,255,885
                                                                                          ----------------------------------

Commitments, contingencies and subsequent events

Shareholders' equity
  Preferred stock, $.001 par; 5,000,000 shares authorized,
     none outstanding                                                                                -                     -
  Common stock, $.001 par; 30,000,000 shares authorized, 3,070,441 and
      2,971,238 shares issued and outstanding as of September 30, 2001 and
      December 31, 2000 respectively                                                             3,070                 2,971
  Additional paid -in capital                                                               17,302,097            17,185,803
  Deficit                                                                                  (14,638,327)          (11,873,067)
                                                                                          ------------------------------------

  Total shareholders' equity                                                                 2,666,840             5,315,707
                                                                                          ------------------------------------

Total liabilities and shareholders' equity                                                $  6,296,498         $  10,571,592
                                                                                          ====================================

          See accompanying notes to condensed consolidated financial statements.

                   AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                                                            For the three months ended
                                                                                                   September 30
                                                                                            2001                  2000
                                                                                       -----------------------------------
Revenues                                                                               $   2,775,082         $   3,289,224
Cost of revenues                                                                           1,774,443             1,975,718
                                                                                       -----------------------------------
Gross Profit                                                                               1,000,639             1,313,506
                                                                                       -----------------------------------
Operating expenses:
    Selling, general and administrative                                                    1,231,315             1,208,977
    Provision for impairment of goodwill                                                           -                     -
    Severance expense, depreciation and amortization                                          65,404                71,236
                                                                                       -----------------------------------
Total operating expenses                                                                   1,296,719             1,280,213
                                                                                       -----------------------------------

Income or (loss) from operations                                                            (296,080)               33,293

Interest expense, net                                                                        (33,824)               (1,084)
                                                                                       -----------------------------------

Income or (loss) from continuing operations                                                 (329,904)               32,209

Income or (loss) from discontinued operations                                                      -               (25,941)
                                                                                       -----------------------------------

Net income or (loss)                                                                   $    (329,904)        $       6,268
                                                                                       ===================================
Loss per share from continuing operations,
    basic and diluted                                                                  $       (0.11)        $        0.01

Loss per share from discontinuing operations,
    basic and diluted                                                                  $           -         $       (0.01)
                                                                                       -----------------------------------

Net loss per share, basic and diluted                                                  $       (0.11)        $        0.00
                                                                                       ===================================

Weighted average number of outstanding shares
    of Common Stock, basic and diluted                                                     3,036,659             2,911,744
                                                                                       ===================================

          See accompanying notes to condensed consolidated financial statements

                   AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                                            For the nine months ended
                                                                                   September 30
                                                                            2001                  2000
                                                                      -----------------------------------
Revenues                                                              $    8,941,497        $   9,555,362

Cost of revenues                                                           5,452,875            5,603,461
                                                                      -----------------------------------

Gross Profit                                                               3,488,622            3,951,901
                                                                      -----------------------------------

Operating expenses:
    Selling, general and administrative                                    4,411,530            3,699,909
    Provision for impairment of goodwill                                   1,116,623                    -
    Severance expense, depreciation and amortization                         840,991              775,683
                                                                      -----------------------------------
Total operating expenses                                                   6,369,144            4,475,592
                                                                      -----------------------------------

Income or (loss) from operations                                          (2,880,522)            (523,691)

Interest expense, net                                                       (128,073)            (270,133)
                                                                      -----------------------------------

Income or (loss) from continuing operations                               (3,008,595)            (793,824)

Income or (loss) from discontinued operations                                      -               96,048

Extraordinary Item, gain on extinguisment of debt                            243,335                    -
                                                                      -----------------------------------

Net loss                                                              $   (2,765,260)       $    (697,776)
                                                                      ===================================

Loss per share from continuing operations,
    basic and diluted                                                 $        (1.00)       $       (0.27)

Income or (loss) per share from discontinuing operations,
    basic and diluted                                                 $            -        $        0.03

Income per share from extraordinary Item,
    basic and diluted                                                 $         0.08        $           -
                                                                      -----------------------------------

Net loss per share, basic and diluted                                 $        (0.92)       $       (0.24)
                                                                      ===================================

Weighted average number of outstanding shares
    of Common Stock, basic and diluted                                     3,001,577            2,913,959
                                                                      ===================================

     See accompanying notes to condensed consolidated financial statements

                   AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                For the nine months ended
                                                                                       September 30,
                                                                                2001                  2000
                                                                       ------------------------------------
Cash Flows from:
Operating Activities:
Net loss                                                               $   (2,765,260)         $   (697,776)
Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities:
          Gain on sale of net assets of subsidiary                                                 (105,000)
          Depreciation and amortization                                       265,990               343,337
          Gain on extinguishment of debt                                     (243,335)                    -
          Provision for impairment of goodwill                              1,116,624                     -
          Provision for doubtful accounts                                     100,000                     -
          Pension contribution paid through issuance of
            Common Stock                                                       35,492                40,121
Changes in assets and liabilities:
          Decrease in accounts receivable                                      11,373               424,919
          Decrease in inventory                                               112,653                12,766
          (Increase) Decrease in prepaids and other                           (15,466)               13,467
          Decrease in other assets                                              2,427                81,333
          Decrease in accounts payable and accrued expenses                  (418,312)             (264,442)
          Net effect of discontinued operations                              (830,329)              128,840
                                                                       ------------------------------------

Net cash used in operating activities                                      (2,628,143)              (22,435)
                                                                       ------------------------------------

Investing Activities:
          Proceeds from sale of net assets of subsidiaries                          -             1,455,000
          Proceeds from sale of land and building                                   -               650,000
          Payments received on notes receivable                                     -                24,000
          Capital expenditures                                                (89,043)             (117,965)
                                                                       ------------------------------------

Net cash (used in) provided by investing activities                           (89,043)            2,011,035
                                                                       ------------------------------------

Financing Activities:
          Proceeds from issuance of notes payable and
            long-term debt                                                  6,811,372             9,996,876
          Repayment of notes payable and
            long-term debt                                                 (6,945,622)          (11,268,927)
          Proceeds from issuance of common stock                               80,901                     -
                                                                       ------------------------------------

Net cash used in financing activities                                         (53,349)           (1,272,051)
                                                                       ------------------------------------

Net (decrease) increase in cash and cash equivalents                       (2,770,535)              716,549

Cash and cash equivalents, beginning of period                              2,985,579               460,964
                                                                       ------------------------------------

Cash and cash equivalents, end of period                                 $    215,044         $   1,177,513
                                                                       ====================================

    See accompanying notes to condensed consolidated financial statements.

                   AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
            (Unaudited with respect to September 30, 2001 and 2000)


1.       Summary of Significant Accounting Policies

         Business

         Aqua Care Systems, Inc. and subsidiaries, (the "Company" or "ACSI"), is engaged in the design, engineering, manufacturing, assembly, sales, marketing, distribution and service of fluid handling and filtration systems and products and products and water filtration and purification products. Currently, it provides equipment sales and service for clients in the United States and abroad. Active subsidiaries include Filtration and Separation Dynamics, (f/k/a the Filtration Systems Division of Aqua Care Systems, Inc., ("FSDA"), KISS International ("KISS") and Di-tech Systems, Inc., ("DTSI").

         Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2001 and 2000, are not necessarily indicative of the results that may be expected for the years ending December 31, 2001 and 2000. The condensed consolidated balance sheet information as of December 31, 2000 was derived from the audited consolidated financial statements included in the Company's Form 10-KSB. For further information, refer to the condensed consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000. Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

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

                   AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
            (Unaudited with respect to September 30, 2001 and 2000)

         Intangible Assets

         The excess of the cost over the fair value of net assets of purchased businesses is recorded as goodwill and is currently amortized on a straight-line basis over 15 years. The Company continually evaluates the carrying value of goodwill. Impairments are recognized when the expected future undiscounted operating cash flows to be derived from such intangible assets are less then their carrying values.

         In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interest method is no longer permitted and is effective for all business combinations initiated after June 30. 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead reviewed for impairments. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company believes the future adoption of these statements will not have a material impact on its financial position, results of operations or liquidity.

         The Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations" in September 2001. SFAS No. 143 is effective for fiscal years beginning after June 15, 2001, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Management has not assessed whether the application of these standards will have a material effect on the Company's financial position, results of operations or liquidity.

         The Financial Accounting Standards Board issued Statement of financial Accounting Standards ("SFAS") No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" in October 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment of disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management has not assessed whether the application of these standards will have material effect of the Company's financial position, results of operation or liquidity.

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

         Fair Value of Financial Instruments

         The Company's financial instruments consist principally of cash and cash equivalents, accounts receivable, notes receivable, accounts payable, accrued expenses and long-term debt. Due to the short-term nature and variable rate on a significant portion of the Company's debt, management believes that the carrying amounts of such financial instruments as reflected in the condensed consolidated balance sheets approximate their estimated fair value as of September 30, 2001 and December 31, 2000. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

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

         Earnings (Loss) Per Share

         Basic earnings (loss) per share are computed on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.


         Statements of Cash Flows

         For purposes of the statements of cash flows, the Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents.

                   AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
            (Unaudited with respect to September 30, 2001 and 2000)

         Advertising Costs

         The Company expenses production costs of print advertisements as of the first date the advertisements take place. Advertising expenses included in selling, general and administrative expenses were $42,984 and $43,912, respectively, for the nine months ended September 30, 2001 and 2000, and $10,212 and $12,870, respectively, for the three months ended September 30, 2001 and 2000.


2.   Inventory

                                               September 30, 2001       December 31, 2000
                                               -------------------   ------------------------
Materials and purchased parts                        $    488,703            $       533,852
Work in process                                            78,661                    146,165
                                               -------------------   ------------------------
Total inventory                                      $    567,364            $       680,017
                                               ===================   ========================

3.   Property, Plant and Equipment

                                               September 30, 2001       December 31, 2000
                                               -------------------   ------------------------
Land and buildings                                   $  2,000,000            $     2,000,000
Machinery and equipment                                 2,373,760                  2,284,716
Furniture and fixtures                                    577,086                    577,087
Leasehold improvements
                                                           34,125                     34,125
                                               -------------------   ------------------------

                                                     $  4,984,971            $     4,895,928
Less accumulated depreciation
                                                       (1,392,348)                (1,212,348)
                                               -------------------   ------------------------

Net property, plant and equipment                    $  3,592,623            $     3,683,580
                                               ===================   ========================

4.     Intangible Assets

                                               September 30, 2001       December 31, 2000
                                               -------------------   ------------------------
Goodwill                                             $    324,227            $     2,417,831
Less accumulated amortization                             (93,666)                  (984,655)
                                               -------------------   ------------------------

Net intangible assets                                $    230,561           $      1,433,176
                                               ===================   ========================

         During the second quarter of 2001, KISS International, Inc. recognized an impairment of goodwill previously recorded amounting to $1,116,324. Such impairment was recognized as the Company did not expect positive future operating cash flows to be derived from such intangible asset.

                   AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
            (Unaudited with respect to September 30, 2001 and 2000)

5.    Long-Term Debt

                                                                                      September 30, 2001         December 31, 2000
                                                                                      -------------------       -------------------
Prime plus 1.25%, (8% at September 30, 2001), revolving credit lines, providing for borrowings, subject to certain collateral requirements and loan covenants, of up to $3,900,000 through June 2005, principally collaterialized by accounts
receivable and inventory of FSDA, (see (b) below)                                          $    518,257           $       672,557

Prime plus 1.25%, (8% at September 30, 2001), note payable, principal and interest payable monthly with an estimated balloon payment of approximately
$686,000 due June 2005, principally collateralized by property and plant of
FSDA, (see (b) below)                                                                           949,500                 1,002,250

Prime plus 1.25%, (8% at September 30, 2001), note payable, principal and interest payable monthly with an estimated balloon payment of approximately
$74,000 due June 2005, principally collaterialized by machinery and equipment of
FSDA, (see (b) below)                                                                           301,968                   347,504

10% unsecured notes, extinguished in 2001, (see (a) below)
                                                                                                    -                     125,000
                                                                                      -------------------       -------------------

                                                                                              1,769,725                 2,147,311
Less current maturities                                                                        (649,303)                 (928,604)
                                                                                      -------------------       -------------------

Total long-term debt                                                                      $   1,120,422           $     1,218,707
                                                                                      ===================       ===================

At September 30, 2001, scheduled maturities of long-term debt, are:

                                 2002                                                     $     649,303
                                 2003                                                           131,047
                                 2004                                                           131,047
                                 2005                                                           858,328
                                                                                      -------------------

                                                                                          $   1,769,725
                                                                                      ===================

     (a) In March 2001, the Company recorded an extraordinary item for the gain on the extinguishment of debt, wherein certain unsecured notes payable and accrued interest relating thereto, aggregating $243,335, were extinguished.

     (b) The Company's loan agreements contain restrictive covenants which require the Company to, among other things, maintain a minimum tangible net worth, maintain certain financial ratios and restrict dividend payments from subsidiaries. The loans also provide that the lender may, at its option, accelerate such loans as a result of, among other things, a material adverse change in the Company's financial position or results of operations. The lender has not notified the Company that any such events have occurred, and the Company does not expect that such notice will be received. At September 30, 2001, the Company was not in compliance with certain covenants relating to the above noted debt. However, the Company obtained waivers of such non-compliance from the lender.

                   AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
            (Unaudited with respect to September 30, 2001 and 2000)


6.   Income Taxes

     At September 30, 2001 and December 31, 2000, the Company had approximately $9,400,000 and $8,500,000, respectively, of net operating loss carryforwards expiring through 2019, for both financial reporting and income tax purposes. Changes in ownership in 1995 of greater than 50% occurred as a result of the Company's issuances of Common Stock which resulted in an approximate $760,000 annual limitation being imposed upon the future utilization of approximately $5,368,000 of the Company's net operating losses for tax purposes. Further limitation may be imposed as a result of transactions subsequent to 1995, including the 2001 tender offer, (see Note 13). The amount of such further limitation, if any, has not yet been determined. Realization of the approximate $3,300,000 and $3,000,000 deferred tax assets at September 30, 2001 and December 31, 2000, respectively, resulting mainly from the available net operating loss carryforwards, is not considered more likely than not and accordingly, a valuation allowance has been recorded for the full amount of such assets.

7.   Equity Transactions

     (a) At September 30, 2001, the Company has two stock option plans, which are described below. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for options granted to employees. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

     (b) Under the 2001 Performance Equity Plan, the Company may grant options to its employees and certain consultants for up to 2,000,000 shares of Common Stock. Under the 2001 Outside Directors' Plan, the Company may grant options to its directors for up to 400,000 shares of Common Stock. Under both plans, the exercise price of each option equals the market price of the Common Stock on the date of grant and an option's maximum term is 10 years from the date of grant.

     (c) As of September 30, 2001 and December 31, 2000, respectively, the Company has reserved an aggregate 1,281,075and 769,600 shares of Common Stock for issuance upon exercise of options and warrants. No options and warrants are included in the calculation of earnings per share for the nine months ended September 30, 2001 and 2000, as the effect would be anti-dilutive.

     (d) During July 2001, pursuant to the 1991 Performance Equity Plan, certain former employees of the Company exercised options to purchase an aggregate of 27,000 shares of Common Stock at various exercise prices ranging from $1.00 to $1.56 per share, resulting in aggregate proceeds to the Company of $32,725.

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

     (b) During December 2000, the Company sold the assets of DuraMeter Pump Company, Inc., ("DMPC"), for $3,750,000 in cash and prospective earnout payments aggregating $1,000,000, based upon the achievement of certain net sales levels of DMPC products by the Purchaser over the next two years. The Purchaser

                   AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
            (Unaudited with respect to September 30, 2001 and 2000)


     (c) also assumed certain of the liabilities of DMPC. The Company recognized a gain on the above noted sale of net assets of $1,357,643.

     Balance sheet and statement of operations highlights of such discontinued operations are as follows:

                                                                        September 30,                              December 31,
                                                 CWES           DMPC            2001       CWES         DMPC              2000
                                         -------------  -------------  ---------------    ------   ----------     -------------
Accounts payable and accrued
liabilities                               $          -   $     69,494   $     69,494     $     -   $  899,823    $   899,823
                                         -------------  -------------  ---------------    ------   ----------     -------------

Liabilities of discontinued operations               -         69,494         69,494           -      899,823        899,823
                                         -------------  -------------  ---------------    ------   ----------     -------------

                                                                          For the nine
                                                                          months ended
                                                                         September 30,
                                                 CWES           DMPC              2000
                                         -------------  -------------  ---------------
Revenues                                  $ 1,069,167    $ 2,667,733    $ 3,736,900
Expenses                                    1,080,848      2,560,004      3,640,852
                                         -------------  -------------  ---------------

(Loss) income from discontinued
operations                                $  (11,681)    $   107,729    $    96,048
                                         =============  =============  ===============

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

                                                                    For the nine months ended   For the nine months ended
                                                                       September 30, 2001          September 30, 2000
                                                                      --------------------        --------------------
Revenues
--------
Industrial and municipal fluid handling and filtration                   $     6,275,890            $     6,819,721
Commercial and residential water filtration and purification                   2,665,607                  2,735,641
                                                                      --------------------        --------------------

Total revenues                                                           $     8,941,497            $     9,555,362
                                                                      ====================        ====================

Operating (loss) income
-----------------------
Industrial and municipal fluid handling and filtration                   $      (192,448)           $       226,669
Commercial and residential water filtration and purification                    (953,880)                   363,369
Corporate                                                                     (1,734,194)                (1,113,729)
                                                                      --------------------        --------------------

Total operating loss                                                     $    (2,880,522)           $      (523,691)
                                                                      ====================        ====================

                   AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
            (Unaudited with respect to September 30, 2001 and 2000)

                                                                 For the nine months ended    For the nine months ended
                                                                     September 30, 2001           September 30, 2000
                                                                 -------------------------    -------------------------
Depreciation and amortization
-----------------------------
Industrial and municipal fluid handling and filtration             $             151,210        $             162,000
Commercial and residential water filtration and purification                     114,780                      149,670
Corporate                                                                              -                       31,667
                                                                 -------------------------    -------------------------

Total depreciation and amortization                                $             265,990        $             343,337
                                                                 =========================    =========================

Interest expense, net
---------------------
Industrial and municipal fluid handling and filtration             $            (169,357)       $             (87,941)
Corporate                                                                         41,284                     (182,192)
                                                                 -------------------------    -------------------------

Total interest expense, net                                        $            (128,073)       $            (270,133)
                                                                 =========================    =========================

Capital expenditures
--------------------
Industrial and municipal fluid handling and filtration             $              58,554        $             101,346
Commercial and residential water filtration and purification                      30,489                       12,074
Corporate                                                                              -                        4,545
                                                                 -------------------------    -------------------------

Total capital expenditures                                         $              89,043        $             117,965
                                                                 =========================    =========================

                                                                     September 30, 2001           December 31, 2000
                                                                 -------------------------    -------------------------
Total Assets
Industrial and municipal fluid handling and filtration             $           5,064,904        $           5,334,030
Commercial and residential water filtration and purification                     906,683                    2,176,616
Corporate                                                                        324,911                    3,060,946
                                                                 -------------------------    -------------------------

Total assets                                                       $           6,296,498        $          10,571,592
                                                                 =========================    =========================

10.      Financing Fees

         The Company offers a retail financing program for the purpose of assisting its subsidiaries' water purification customers (dealers) in obtaining financing through an arrangement with an unrelated lending company. As compensation for its services, the Company receives fees based on amounts financed. The company bears no credit risk, but could share in the risk associated with dealer fraud. Net fees for the nine months ended September 30, 2001 and 2000 aggregated approximately $305,387 and $256,807, respectively, and are included in revenues. On July 9, 2001, the Company was formally notified that the lending company would exit the residential water equipment financing business effective October 16, 2001. As such, the Company reached an agreement with a new financing entity. The financial impact of the transition to the new financing agreement is unknown, but not anticipated to be material, as long as water purification equipment sales remain at similar levels.

                   AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
            (Unaudited with respect to September 30, 2001 and 2000)

11.      Supplemental Cash Flow Information

         For the nine months ended September 30, 2001 and 2000, the Company paid $128,073 and $270,133, respectively, for interest.

12.      Commitments and Contingencies

         (a) The Company leases vehicles and office/warehouse space under operating leases which expire through 2004. Total rent expense aggregated $123,157 and $121,957, for the nine months ended September 30, 2001 and 2000, respectively.

         (b) In January 1994, the Company adopted a 401(k) employee savings and retirement plan. Under the provisions of the Plan, the Company may elect to match each employee's contribution to the Plan at the rate of 50% in Common Stock. Any Common Stock granted is restricted stock and vests over a two year period on a quarterly basis. During the nine months ended September 30, 2001 and 2000, the Company contributed 37,203 and 48,914 shares of restricted Common Stock valued at $35,492 and $40,120, respectively.

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

         (d) In March 2001, Norman J. Hoskin, the Company's President, Chief Executive Office, Treasurer and Secretary, and George J. Overmeyer, the Company's vice President of Finance and Principal Accounting Officer, resigned from all positions held with the Company effective April 28, 2001. In accordance with such resignations, the Board of Directors agreed to pay Messrs. Hoskin and Overmeyer $250,000 and $200,000, respectively. The $450,000 cost related to this event was charged to operations in the first quarter of 2001 and paid in full in April 2001. Subsequent to the resignation of Mr. Overmeyer as noted above, the Company and Mr. Overmeyer agreed to extend Mr. Overmeyer's employment, in the same capacities as prior to such resignations, through May 25, 2001.

         (e)   On April 11, 2001, Norman J. Hoskin, James P. Cefaratti and David
K. Lucas, resigned from the Company's board of Directors. In accordance with their resignations from the Board of Directors and the termination of their consulting agreements, Messrs. Cefaratti and Lucas were paid $22,500 and $23,500, respectively, Simultaneously with such resignations, H. Martin Jessen, Walter Neubauer and Aref Cheval were appointed to the Company's Board of Directors.

         (f) On April 11, 2001, the Company entered into a three-year employment agreement with the company's President and Chief Executive Officer,
H. Martin Jessen. The employment agreement provides for base salaries of $200,000, $250,000 and $300,000 per annum for the yearly periods beginning April 12, 2001, April 9, 2002 and April 9, 2003, respectively, plus bonuses, if any, as determined by the Company's Board of Directors. In connection with such employment agreement, the Company granted Mr. Jessen options to purchase 300,000 shares of Common Stock at $2.25 per share. The above options expire ten years from the date of grant, and are exercisable one-third as of April 12, 2001, one-third one year from the date of grant and on-third on the last day of the initial term of the employment agreement. The employment agreement contains provisions for severance payments in the event of a change of control of the Company, material default by the Company, termination of Mr. Jessen without cause and resignation by Mr. Jessen.

                   AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
            (Unaudited with respect to September 30, 2001 and 2000)

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

         (h) On July 9, 2001, the Company entered into three-year employment agreements with the Company's Vice President of Municipal Projects, Vice President and General Manager of FSDA and Vice President and General Manager of KISS. The Agreements provide for base salaries of $80,000, $90,000 and $100,000; $120,000, $135,000 and $150,000; and $110,000, $125,000 and $140,000 per annum for the yearly periods beginning July 9, 2001, 2002 and 2003, respectively, plus bonuses, if any, as determined by the Company's Board of Directors. In connection with such Agreements, the Company granted each of the above noted executives options to purchase 75,000 shares of Common Stock at $2.25 per share. The options expire ten years from the date of grant, and are exercisable one-third as of the date of grant, one-third one year from the date of grant and one-third on the last day of the initial term of the employment agreements. Each employment agreement contains provisions for severance payments in the event of termination without cause.

         (i) On September 4, 2001, the Company entered into a three-year employment agreement with the Company's Chief Financial Officer. The Agreement provides for base salaries of $118,750, $130,000 and $145,000; per annum for the yearly periods beginning September 4, 2001, 2002 and 2003, respectively, plus bonuses, if any, as determined by the Company's Board of Directors. In connection with such Agreements, the Company granted the above noted executive options to purchase 75,000 shares of Common Stock at $2.25 per share. The options expire ten years from the date of grant, and are exercisable one-third as of the date of grant, one-third one year from the date of grant and one-third on the last day of the initial term of the employment agreements. The employment agreement contains provisions for severance payments in the event of termination without cause.

         (j) The Company is or may become involved in various lawsuits, claims and proceedings in the normal course of its business including those pertaining to product liability, environmental, safety and health, and employment matters. The company records liabilities when loss amounts are determined to be probable and reasonably estimable. Insurance recoveries are recorded only when claims for recovery are settled. Although generally the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, management believes, based on facts presently known, that the outcome of such legal proceedings and claims will not have a material adverse effect on the Company's financial position, liquidity, or future results of operations.

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

14.      Subsequent Events

         (a) On October 17, 2001 the Company secured a revolving line of credit, providing for borrowings subject to certain collateral requirements and loan covenants, of up to $400,000 through October 17, 2002. The loan is at prime plus 2%, 7% as of November 14, 2001, and is principally collateralized by accounts receivable of the residential water business unit, KISS International.

         (b) On October 1, 2001 the management team purchased 71,625 shares of privately held stock, which equated to approximately 2.5% of the company's outstanding shares at that time.

         (c) During October and November, 2001, pursuant to Management Options granted, certain former employees of the Company exercised options to purchase an aggregate of 78,652 shares of Common Stock at various exercise prices ranging from $1.00 to $1.76 per share, resulting in aggregate proceeds to the Company of $111,314.

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

Results of Operations - Nine months ended September 30, 2001 and 2000

         Presented below are the condensed consolidated results of operations for the Company for the nine months ended September 30, 2001 and 2000:

                                                                   For the nine months ended     For the nine months ended
                                                                       September 30, 2001            September 30, 2000
                                                                        ----------------              ----------------
Revenues                                                                 $   8,941,497                 $   9,555,362
Cost of revenues                                                             5,452,875                     5,603,461
                                                                        ----------------              ----------------

Gross Profit                                                                 3,488,622                     3,951,901
Operating expenses                                                           6,369,144                     4,475,592
                                                                        ----------------              ----------------

Loss from operations                                                        (2,880,522)                     (523,691)
Interest expense, net                                                         (128,073)                     (270,133)
                                                                        ----------------              ----------------

Loss from continuing operations                                             (3,008,595)                     (793,824)
Income from discontinued operations                                                  -                        96,048
Extraordinary item, gain on extinguishment of debt                             243,335                             -
                                                                        ----------------              ----------------

Net loss                                                                 $  (2,765,260)                $    (697,776)
                                                                        ================              ================

Loss per share from continuing operations                                $       (1.00)                $        (0.27)
Income per share from discontinued operations                                        -                           0.03
Income per share from extraordinary item                                 $        0.08                              -
                                                                        ----------------              ----------------
Net loss per share                                                       $       (0.92)                $        (0.24)
                                                                        ================              ================

         Revenues decreased by $613,865 or 6.4%, from $9,555,362 for the nine months ended September 30, 2000, to $8,941,497 for the nine months ended September 30, 2001. There was a reduction of $543,831 in revenues recognized by the industrial and municipal fluid handling and filtration segment due to a decrease in project volume during the first nine months of 2001. This reduction was related to the general economic slowdown. There was a reduction in sales of water filtration and purification equipment and related financing fees, of $70,035 due to a decrease in dealers' sales to end users primarily related to a significant slow down in consumer spending during September 2001.

     Cost of revenues decreased $150,586, or 2.4%, from $5,603,461 for the nine months ended September 30, 2000, to $5,452,875 for the nine months ended September 30, 2001. As a percentage of revenues, these amounts represented 58.6% for 2000 as compared to 61.0% for 2001. Cost of revenues as a percentage of revenues for the industrial and municipal fluid handling and filtration and commercial and residential water filtration and purification segments were 56.9% and 62.9%, respectively, for the nine months ended September 30, 2000. Cost of revenues as a percentage of revenues of such segments for the nine months ended September 30, 2001 were 58.9% and 66.0%, respectively.

     Gross profit decreased $463,279, or 2.3%, from $3,951,901 for the nine months ended September 30, 2000 to $3,488,622 for the nine months ended September 30, 2001, which, as a percentage of revenues, represented a decrease from 41.4% to 39.0%, respectively, for such periods. Gross profit as a percentage of revenues for the industrial and municipal fluid handling and filtration and commercial and residential water filtration and purification segments were 43.1% and 37.6%, respectively, for the nine months ended September 30, 2000. Gross profit as a percentage of revenues of such segments for the nine months ended September 30, 2001 were 41.1% and 34.0%, respectively.

     The Company's operating expenses increased by $1,893,552, or 42.3%, from $4,475,592 for the nine months ended September 30, 2000, to $6,369,144 for the nine months ended September 30, 2001. As a percentage of revenues, these expenses increased from 46.8% for 2000 to 71.2% for 2001. The $1,893,552 increase in operating expenses primarily consists of costs related to recognition of impairment of goodwill and costs associated with the tender offer consummated March 28, 2001. The impairment of goodwill, $1,116,623, previously recorded by KISS, was recognized in the second quarter of 2001. The increase in investor relations' expenses, accounting, and legal fees incurred in connection with the tender offer was $228,685, and the related increase in contract labor and consulting fees was $162,241. Travel costs for 2001 include $100,00 of relocation costs related to employment of new management. Severance expenses related to the transition were $575,000 for the nine months ended September 2001, an increase of $95,000 over severance expense of $480,000 for the nine months ended September 30, 2000, unrelated to the tender offer. An increase in the reserve for bad debt expense of $100,000 is included in operating expenses. Payroll and related payroll and benefit expenses increased $237,847 for the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000. Management evaluates operating expenses on a regular basis, and as such, adjusts resources allocated to cover such expenses. Optimum levels of operating expenses are targeted and adjusted according to business levels in order to provide maximum efficiency and effectiveness.

     Interest expense, net, decreased $142,060 or 52.6%, from $270,133 for the nine months ended September 30, 2000 to $128,073 for the nine months ended September 30, 2001. This decrease was attributable to the repayment of ACSI's 12% note payable and the write-off of deferred loan costs related thereto in December 2000 ($151,581) and interest income ($41,284).

     Including the net income from discontinued operations of $96,048 for the nine months ended September 30,2000, and the gain on extinguishment of debt of $243,335 for the nine months ended September 30, 2001, the Company incurred a net loss of $697,776, and $2,765,260 for the nine months ended September 30, 2000 and 2001, respectively.

Financial Condition and Liquidity

     At September 30, 2001, the Company had $215,044 of cash and cash equivalents, working capital of negative $159,010, total assets of $6,296,498, long-term debt, net of current maturities, of $1,120,422 and stockholders' equity of $2,666,840. During the nine months ended September 30, 2001, the Company's operating activities used $2,628,143 of cash, as a result of the net loss $2,765,261, the net effect of discontinued operations $830,329, the gain on extinguishment of debt $243,335, a decrease in accounts payable and accrued expenses $418,312, a decrease in inventory $112,653; offset by the provision for impairment of goodwill $1,116,624, depreciation and amortization $265,990, a decrease in accounts receivable $11,373, the provision for doubtful accounts $100,000, a decrease in prepaids and other $15,466, the pension contribution paid through the issuance of Common Stock $35,492 and a decrease in other assets $2,427. Investing activities used $89,043 due to capital expenditures. Financing activities used $53,349 of cash, due to repayments of notes payable and long-term debt $6,945,622; offset by the net proceeds from issuance of notes payable and long-term debt $6,811,372 and proceeds from exercise of stock options $80,901.

     Management expects to make acquisitions to expand the Company's markets. As consideration for an acquisition, the Company may issue Common Stock, Preferred Stock, or other securities, notes or cash. Since cash may be required either to consummate acquisitions, or to fund the operations of new or existing businesses, including required principal payments related to approximately $649,000 of current maturities of long-term debt, management may, from time to time, investigate and pursue various types of financing alternatives that are available to the Company. These may include, but are not limited to, private placements, secondary offerings, bridge financing, debentures, lines of credit and asset-based loans. While management believes that financing will be available for the Company to not only fund its current operations, but also to fund its acquisition program, there can be no assurance such financing will be offered on terms reasonably acceptable to the Company, or at all. There can be no assurance that any acquisitions will be consummated during 2001 or at all.

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

Capital Expenditure Requirements

     During the nine months ended September 30, 2001, the Company spent $89,043 on capital expenditures mainly relating to the upgrade of existing computer systems implemented by FSDA. During 2001, the Company intends to utilize approximately $50,000 to purchase additional machinery and equipment, most specifically at FSDA. The Company does not presently anticipate any significant additional capital expenditures other than those noted above and those relating to future acquisitions.

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

                          PART II - OTHER INFORMATION


Item 1.    Legal Proceedings
-------    -----------------

           The Company is or may become involved in various lawsuits, claims and proceedings in the normal course of its business including those pertaining to product liability, environmental, safety and health, and employment matters. The Company records liabilities when loss amounts are determined to be probable and reasonably estimable. Insurance recoveries are recorded only when claims for recovery are settled. Although generally the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, management believes, based on facts presently known, that the outcome of such legal proceedings and claims will not have a material effect on the Company's financial position, liquidity or future results of operations.

Item 6.    Exhibits and Reports on Form 8-K
-------    --------------------------------

           (a)  Exhibits

                None

           (b)  Reports on Form 8-K

                August 10, 2001 - Announced resignation of BDO Seidman, LLP as company accountants.

                October 5, 2001 - Announced retention of KPMG, LLP as company accountants.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.


                                           AQUA CARE SYSTEMS, INC.
                                           Registrant



Dated:  November 19, 2001                  /s/ H. Martin Jessen
                                           --------------------
                                           H. Martin Jessen
                                           President and Chief Executive Officer





Dated:  November 19, 2001                  /s/ Harry Rector
                                           ----------------
                                           Harry Rector
                                           Chief Financial Officer