Form 10QSB/A
period 2001-09-30
AQUA CARE SYSTEMS INC /DE/
filed 2001-12-20
CIK 910566

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                 Form 10-QSB/A
(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended             September 30, 2001
                                    -------------------------------------------

[_]  TRANSITION REPORT UNDER SECTION 13 OR (15d) OF THE EXCHANGE ACT

     For the transition period from ___________________ to __________________

                        Commission File Number 0-22434

                            AQUA CARE SYSTEMS, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

              DELAWARE                                  13-3615311
-------------------------------------    ---------------------------------------
   (State or other jurisdiction of          (IRS Employer Identification No.)
    incorporation or organization)

                    965 Park Center Drive, Vista, CA 92083
        ---------------------------------------------------------------
                   (Address of principal executive offices)

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

                                                        On November 20, 2001
                                                        --------------------
            Class
            -----

Common Stock, $ .001 Par Value                               3,165,316
                                                             ---------

     Transitional small business disclosure format:

                              Yes _______     No    X
                                                 --------

                            AQUA CARE SYSTEMS, INC.


                               INDEX TO 10-QSB/A


PART I.   FINANCIAL INFORMATION


          ITEM 1.   Condensed Consolidated Balance Sheets as of September 30,
          ------
                    2001, (unaudited), and December 31, 2000

                    Condensed Consolidated Statements of Operations for the three months ended September 30, 2001, (unaudited), and September 30, 2000, (unaudited)

                    Condensed Consolidated Statements of Operations for the nine months ended September 30, 2001, (unaudited), and September 30, 2000, (unaudited)

                    Condensed consolidated Statements of Cash Flows for the nine months ended September 30, 2001, (unaudited), and September 30, 2000, (unaudited)

                    Notes to Condensed Consolidated Financial Statements

          ITEM 2.   Management's Discussion and Analysis of Financial Condition
          ------
                    and Results of Operations for the nine months ended September 30, 2001, (unaudited), and September 30, 2000, (unaudited)


PART II.  OTHER INFORMATION


          ITEM 1.   Legal Proceedings
          ------

          ITEM 4.   Submission of Matters to a Vote of Security Holders
          ------

          ITEM 6.   Exhibits and Reports on Form 8-K
          ------

                        PART I - FINANCIAL INFORMATION
                        ------------------------------

Item 1.   Financial Statements
------    --------------------

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

                   AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                (Unaudited with respect to September 30, 2001)

                                                                                              September 30           December 31
                                                                                                  2001                   2000
                                                                                            --------------------------------------
Assets
      Current Assets
          Cash and cash equivalents                                                         $       215,044        $     2,985,579
          Account receivable, net of allowance for doubtful accounts of $200,000 and $100,000 as of September 30, 2001 and
               December 31, 2000, respectively                                                    1,404,777              1,516,150
          Inventory, net                                                                            567,364                680,017
          Prepaids and other                                                                        163,041                147,575
                                                                                            --------------------------------------

      Total Current Assets                                                                        2,350,226              5,329,321

      Property, plant and equipment, net                                                          3,592,623              3,683,580
      Intangible assets, net                                                                        230,561              1,433,176
      Other assets                                                                                  123,088                125,515
                                                                                            --------------------------------------

Total Assets                                                                                $     6,296,498        $    10,571,592
                                                                                            ======================================
Liabilities
      Current Liabilities
          Accounts payable                                                                  $     1,247,175        $     1,725,140
          Accrued expenses                                                                          543,264                483,611
          Current maturities of long-term debt                                                      649,303                928,604
          Liabilities of discontinued operations                                                     69,494                899,823
                                                                                            --------------------------------------

      Total current liabilities                                                                   2,509,236              4,037,178

      Long-term debt, less current maturities                                                     1,120,422              1,218,707
                                                                                            --------------------------------------

      Total liabilities                                                                           3,629,658              5,255,885
                                                                                            --------------------------------------
Commitments, contingencies and subsequent events

Shareholders' equity
      Preferred stock, $.001 par; 5,000,000 shares authorized,
          none outstanding                                                                                -                      -
      Common stock, $.001 par; 30,000,000 shares authorized,
          3,070,441 and 2,971,238 shares issued and outstanding
          as of September 30, 2001 and December 31, 2000 respectively                                 3,070                  2,971
      Additional paid -in capital                                                                17,302,097             17,185,803
      Deficit                                                                                   (14,638,327)           (11,873,067)
                                                                                            --------------------------------------

      Total shareholders' equity                                                                  2,666,840              5,315,707
                                                                                            --------------------------------------

Total liabilities and shareholders' equity                                                  $     6,296,498        $    10,571,592
                                                                                            ======================================

    See accompanying notes to condensed consolidated financial statements.

                   AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                                                                For the three months ended
                                                                                                       September 30
                                                                                                 2001              2000
                                                                                         --------------------------------------
      Revenues                                                                           $      2,775,082      $      3,289,224

      Cost of revenues                                                                          1,774,443             1,975,718
                                                                                         --------------------------------------

      Gross Profit                                                                              1,000,639             1,313,506
                                                                                         --------------------------------------

      Operating expenses:
          Selling, general and administrative                                                   1,231,315             1,208,977
          Provision for impairment of goodwill                                                          -                     -
          Severance expense, depreciation and amortization                                         65,404                71,236
                                                                                         --------------------------------------
      Total operating expenses                                                                  1,296,719             1,280,213
                                                                                         --------------------------------------

      Income or (loss) from operations                                                           (296,080)               33,293

      Interest expense, net                                                                       (33,824)               (1,084)
                                                                                         --------------------------------------

      Income or (loss) from continuing operations                                                (329,904)               32,209

      Income or (loss) from discontinued operations                                                     -               (25,941)
                                                                                         --------------------------------------

      Net income or (loss)                                                               $       (329,904)     $          6,268
                                                                                         ======================================

      Loss per share from continuing operations,
          basic and diluted                                                              $          (0.11)     $           0.01

      Loss per share from discontinuing operations,
          basic and diluted                                                              $              -      $          (0.01)
                                                                                         --------------------------------------

      Net loss per share, basic and diluted                                              $          (0.11)     $           0.00
                                                                                         ======================================

      Weighted average number of outstanding shares
          of Common Stock, basic and diluted                                                    3,036,659             2,911,744
                                                                                         ======================================

     See accompanying notes to condensed consolidated financial statements

                   AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Operations
                                  (Unaudited)

                                                                                                 For the nine months ended
                                                                                                        September 30
                                                                                                 2001              2000
                                                                                         --------------------------------------
      Revenues                                                                           $      8,941,497      $      9,555,362

      Cost of revenues                                                                          5,452,875             5,603,461
                                                                                         --------------------------------------

      Gross Profit                                                                              3,488,622             3,951,901
                                                                                         --------------------------------------

      Operating expenses:
          Selling, general and administrative                                                   4,411,530             3,699,909
          Provision for impairment of goodwill                                                  1,116,623                     -
          Severance expense, depreciation and amortization                                        840,991               775,683
                                                                                         --------------------------------------
      Total operating expenses                                                                  6,369,144             4,475,592
                                                                                         --------------------------------------

      Income or (loss) from operations                                                         (2,880,522)             (523,691)

      Interest expense, net                                                                      (128,073)             (270,133)
                                                                                         --------------------------------------

      Income or (loss) from continuing operations                                              (3,008,595)             (793,824)

      Income or (loss) from discontinued operations                                                     -                96,048

      Extraordinary Item, gain on extinguisment of debt                                           243,335                     -
                                                                                         --------------------------------------

      Net loss                                                                           $     (2,765,260)     $       (697,776)
                                                                                         ======================================
      Loss per share from continuing operations,
          basic and diluted                                                              $          (1.00)     $          (0.27)

      Income or (loss) per share from discontinuing operations,
          basic and diluted                                                              $              -      $           0.03

      Income per share from extraordinary Item,
          basic and diluted                                                              $           0.08      $              -
                                                                                         --------------------------------------

      Net loss per share, basic and diluted                                              $          (0.92)     $          (0.24)
                                                                                         ======================================
      Weighted average number of outstanding shares
          of Common Stock, basic and diluted                                                    3,001,577             2,913,959
                                                                                         ======================================

     See accompanying notes to condensed consolidated financial statements

                   AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                               For the nine months ended
                                                                                                     September 30,
                                                                                                2001                2000
                                                                                        ----------------------------------------
Cash Flows from:
Operating Activities:
Net loss                                                                                 $     (2,765,260)     $       (697,776)
Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities:
          Depreciation and amortization                                                           265,990               343,337
          Gain on extinguishment of debt                                                         (243,335)                    -
          Provision for impairment of goodwill                                                  1,116,624                     -
          Provision for doubtful accounts                                                         100,000                     -
          Pension contribution paid through issuance of
            Common Stock                                                                           35,492                40,121
Changes in assets and liabilities:
          Decrease in accounts receivable                                                          11,373               424,919
          Decrease in inventory                                                                   112,653                12,766
          (Increase) Decrease in prepaids and other                                               (15,466)               13,467
          Decrease in other assets                                                                  2,427                81,333
          Decrease in accounts payable and accrued expenses                                      (418,312)             (264,442)
          Net effect of discontinued operations                                                  (830,329)              128,840
                                                                                        ----------------------------------------

Net cash used in operating activities                                                          (2,628,143)               82,565
                                                                                        ----------------------------------------

Investing Activities:
          Proceeds from sale of net assets of subsidiary                                                -             1,350,000
          Proceeds from sale of land and building                                                       -               650,000
          Payments received on notes receivable                                                         -                24,000
          Capital expenditures                                                                    (89,043)             (117,965)
                                                                                        ----------------------------------------

Net cash (used in) provided by investing activities                                               (89,043)            1,906,035
                                                                                        ----------------------------------------

Financing Activities:
          Proceeds from issuance of notes payable and
            long-term debt                                                                      6,811,372             9,996,876
          Repayment of notes payable and
            long-term debt                                                                     (6,945,622)          (11,268,927)
          Proceeds from issuance of common stock                                                   80,901                     -
                                                                                        ----------------------------------------

Net cash used in financing activities                                                             (53,349)           (1,272,051)
                                                                                        ----------------------------------------

Net (decrease) increase in cash and cash equivalents                                           (2,770,535)              716,549

Cash and cash equivalents, beginning of period                                                  2,985,579               460,964
                                                                                        ----------------------------------------

Cash and cash equivalents, end of period                                                 $        215,044      $      1,177,513
                                                                                        ========================================

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

New Accounting Standards

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

2.   Inventory

                                     September 30, 2001        December 31, 2000
                                     ------------------        -----------------

Materials and purchased parts         $      488,703           $        533,852
Work in process                               78,661                    146,165
                                     ---------------           ----------------

Total inventory                       $      567,364           $        680,017
                                     ===============           ================



3.   Property, Plant and Equipment


                                     September 30, 2001        December 31, 2000
                                     ------------------        -----------------

Land and buildings                    $       2,000,000         $     2,000,000
Machinery and equipment                       2,373,760               2,284,716
Furniture and fixtures                          577,086                 577,087
Leasehold improvements                           34,125                  34,125
                                     ------------------        ----------------

                                      $       4,984,971         $     4,895,928
Less accumulated depreciation                (1,392,348)             (1,212,348)
                                     ------------------        ----------------

Net property, plant and equipment     $       3,592,623         $     3,683,580
                                     ==================        ================

4.   Intangible Assets

                                     September 30, 2001        December 31, 2000
                                     ------------------        -----------------

Goodwill                              $         324,227         $     2,417,831
Less accumulated amortization                   (93,666)               (984,655)
                                     ------------------        ----------------

Net intangible assets                 $         230,561         $     1,433,176
                                     ==================        ================


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

                   AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
            (Unaudited with respect to September 30, 2001 and 2000)

5.  Long-Term Debt

                                                                                September 30, 2001        December 31, 2000
                                                                               --------------------     ---------------------
Prime plus 1.25%, (8% at September 30, 2001), revolving credit lines, providing for borrowings, subject to certain collateral requirements and loan covenants, of up to $3,900,000 through
June 2005, principally collaterialized by accounts receivable
and inventory of FSDA, (see (b) below)                                           $         518,256       $           672,557

Prime plus 1.25%, (8% at September 30, 2001), note payable,
principal and interest payable monthly with an estimated
balloon payment of approximately $686,000 due June 2005,
principally collateralized by property and plant of FSDA, (see (b) below)                  949,500                 1,002,250

Prime plus 1.25%, (8% at September 30, 2001), note payable,
principal and interest payable monthly with an estimated balloon payment of approximately $74,000 due June 2005, principally
collaterialized by machinery and equipment of FSDA, (see (b) below)                        301,969                   347,504

10% unsecured notes, extinguished in 2001, (see (a) below)                                       -                   125,000
                                                                               --------------------     ---------------------

                                                                                         1,769,725                 2,147,311
Less current maturities                                                                   (649,303)                 (928,604)
                                                                               --------------------     ---------------------

Total long-term debt                                                             $       1,120,422       $         1,218,707
                                                                               ====================     =====================

At September 30, 2001, scheduled maturities of long-term debt, are:

                                 2002                                            $         649,303
                                 2003                                                      131,047
                                 2004                                                      131,047
                                 2005                                                      858,328
                                                                               --------------------
                                                                                 $       1,769,725
                                                                               ====================

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

     Balance sheet and statement of operations highlights of such discontinued operations are as follows:



                                                                        September 30,                               December 31,
                                                 CWES          DMPC             2001       CWES              DMPC          2000
                                              --------    ----------    ------------    --------         ---------  -----------
Accounts payable and accrued liabilities      $      -    $   69,494     $   69,494     $      -         $ 899,823   $  899,823
                                              --------    ----------     ----------     --------         ---------   ----------
Liabilities of discontinued operations               -        69,494         69,494            -           899,823      899,823
                                              ========    ==========     ==========     ========         =========   ==========

                                                                                  For the nine
                                                                                  months ended
                                                                                 September 30,
                                                        CWES             DMPC             2000
                                              --------------   --------------   --------------
Revenues                                      $    1,069,167   $    2,667,733   $    3,736,900   $
Expenses                                           1,080,848        2,560,004        3,640,852
                                              --------------   --------------   --------------
(Loss) income from discontinued operations    $      (11,681)  $      107,729   $       96,048
                                              ==============   ==============   ==============


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

                                                                    For the nine months ended      For the nine months ended
                                                                        September 30, 2001             September 30, 2000
                                                                    -------------------------     ---------------------------
Revenues
--------
Industrial and municipal fluid handling and filtration                   $      6,275,890           $             6,819,721
Commercial and residential water filtration and purification                    2,665,607                         2,735,641
                                                                        -----------------         -------------------------

Total revenues                                                           $      8,941,497           $             9,555,362
                                                                        =================         =========================

Operating (loss) income
-----------------------
Industrial and municipal fluid handling and filtration                   $       (192,448)          $               226,669
Commercial and residential water filtration and purification                     (953,880)                          363,369
Corporate                                                                      (1,734,194)                       (1,113,729)
                                                                        -----------------         -------------------------
Total operating loss                                                     $     (2,880,522)          $              (523,691)
                                                                        =================         =========================

                   AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
            (Unaudited with respect to September 30, 2001 and 2000)


                                                                 For the nine months ended       For the nine months ended
                                                                    September 30, 2001              September 30, 2000
                                                                 -------------------------       -------------------------
Depreciation and amortization
-----------------------------
Industrial and municipal fluid handling and filtration                 $     151,210                   $    162,000
Commercial and residential water filtration and purification                 114,780                        149,670
Corporate                                                                          -                         31,667
                                                                       -------------                   ------------
Total depreciation and amortization                                    $     265,990                   $    343,337
                                                                       =============                   ============
Interest expense, net
---------------------
Industrial and municipal fluid handling and filtration                 $    (169,357)                  $    (87,941)
Corporate                                                                     41,284                       (182,192)
                                                                       -------------                   ------------
Total interest expense, net                                            $    (128,073)                  $   (270,133)
                                                                       =============                   ============
Capital expenditures
--------------------
Industrial and municipal fluid handling and filtration                 $      58,554                   $    101,346
Commercial and residential water filtration and purification                  30,489                         12,074
Corporate                                                                          -                          4,545
                                                                       -------------                   ------------
Total capital expenditures                                             $      89,043                   $    117,965
                                                                       =============                   ============

                                                                   September 30, 2001              December 31, 2000
                                                                   ------------------              -----------------
Total Assets
------------
Industrial and municipal fluid handling and filtration                $    5,064,904                  $   5,334,030
Commercial and residential water filtration and purification                 906,683                      2,176,616
Corporate                                                                    324,911                      3,060,946
                                                                      --------------                  -------------

Total assets                                                          $    6,296,498                  $  10,571,592
                                                                      ==============                  =============

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

12.      Commitments and Contingencies

         (a) The Company leases vehicles and office/warehouse space under operating leases, which expire through 2004. Total rent expense aggregated $123,157 and $121,957, for the nine months ended September 30, 2001 and 2000, respectively.

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

     14.  Subsequent Events

          (a) On October 17 2001 the Company secured a revolving line of credit, providing for borrowings subject to certain collateral requirements and loan covenants, of up to $400,000 through October 17, 2002. The loan is at prime plus 2%, 7% as of November 14, 2001, and is principally collateralized by accounts receivable of the residential water business unit, KISS International.

          (b) On October 1, 20001 the management team purchased 71,625 shares of privately held stock, which equated to approximately 2.5% of the company's outstanding shares at that time.

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

Results of Operations - Nine months ended September 30, 2001 and 2000

     Presented below are the condensed consolidated results of operations for the Company for the nine months ended September 30, 2001 and 2000:

                                                                 For the nine months ended     For the nine months ended
                                                                     September 30, 2001            September 30, 2000
                                                                    -------------------           -------------------
Revenues                                                            $       8,941,497             $        9,555,362
Cost of revenues                                                            5,452,875                      5,603,461
                                                                    -----------------             ------------------
Gross Profit                                                                3,488,622                      3,951,901
Operating expenses                                                          6,369,144                      4,475,592
                                                                    -----------------             ------------------
Loss from operations                                                       (2,880,522)                      (523,691)
Interest expense, net                                                        (128,073)                      (270,133)
                                                                    -----------------             ------------------
Loss from continuing operations                                            (3,008,595)                      (793,824)
Income from discontinued operations                                                 -                         96,048
Extraordinary item, gain on extinguishment of debt                            243,335                              -
                                                                    -----------------             ------------------
Net loss                                                            $      (2,765,260)            $         (697,776)
                                                                    =================             ==================
Loss per share from continuing operations                           $           (1.00)            $            (0.27)
Income per share from discontinued operations                                       -                           0.03
Income per share from extraordinary item                            $            0.08                              -

Net loss per share                                                  $           (0.92)            $            (0.24)
                                                                    =================             ==================

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

Item 4.           Submission of Matters to a Vote of Security Holders
-------           ---------------------------------------------------

                  The Company's annual meeting of shareholders was held August 24, 2001.

                  Proposal 1, submitted to a vote of security holders, was to elect five directors to serve until the next annual meeting of the stockholders of the Company and until their successors are duly elected and qualified.

                  Proposal 2, submitted to a vote of security holders, was to approve the amendment of the certification of incorporation of the Company to establish a classified board of directors for the Company.

                  Proposal 3, submitted to a vote of the security holders, to approve the Aqua Care Systems, Inc. 2001 Omnibus Incentive Plan.

                  Proposal 4, submitted to a vote of the security holders, to approve the Aqua Care Systems Inc, 2001 Non-employee Director Incentive and Deferred Compensation Plan.

                  There were 1,720,246 votes in favor and 3,138 votes against proposals 1 through 4. Proposals 1 through 4 were approved.

Item 6.           Exhibits and Reports on Form 8-K
-------           ---------------------------------

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


                                           AQUA CARE SYSTEMS, INC.
                                           Registrant



Dated:  December 17, 2001                  /s/ H. Martin Jessen
                                           --------------------
                                           H. Martin Jessen
                                           President and Chief Executive Officer





Dated:  December 17, 2001                  /s/ Harry Rector
                                           ----------------
                                           Harry Rector
                                           Chief Financial Officer