Form 10KSB
period 2001-12-31
AQUA CARE SYSTEMS INC /DE/
filed 2002-04-22
CIK 910566

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                  FORM 10-KSB



 x        ANNUAL REPORT UNDER SECTION 13 OR 15(d)
---
          OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Fiscal Year Ended December 31, 2001
                                    -----------------

          TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
  ---
          THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to __________

          Commission File Number 0-22434

                            AQUA CARE SYSTEMS, INC.
                            -----------------------
                 (Name of small business issuer in its charter)

              Delaware                                       13-3615311
     -------------------------------                     ------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                            Identification No.)

                     965 Park Center Drive, Vista CA 92083
                   ----------------------------------------
                 (Address of principal executive offices)(Zip Code)

Issuer's telephone number: (760) 599-0200

Securities registered under Section 12(b) of the Exchange Act: NONE

Securities registered under Section 12(g) of the Exchange Act:

                               Title of Classes
                               ----------------

                         Common Stock, $.001 par value

                Page 1 of 45 (including pages F-1 through F-20)
                           Index to Exhibits Page 22

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes  X                    No ___
              ---

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

  Issuer's revenues for its most recent fiscal year: $10,826,289
                                                     -----------

     The aggregate market value of the voting stock held by non-affiliates of the Registrant (computed by reference to the average bid and asked prices of such stock) as of March 31, 2002 was approximately $3,745,336.

     There were 3,256,814 shares of Common Stock, $.001 par value, outstanding at March 31, 2002.

     Transitional Small Business Disclosure Format (check one):

          Yes ___   ;               No  X
                                       ---

     DOCUMENTS INCORPORATED BY REFERENCE: See Item 13, Exhibits and Reports on Form 8-K, for items incorporated by reference into this Annual Report on Form 10-KSB.

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

General

     Aqua Care Systems Inc. (the "Company" or "ACSI") is a California-based Delaware corporation that is publicly traded (NASDAQ: AQCR). For more than a decade, the Company has provided traditional drinking water and industrial treatment equipment for its customers. ACSI is engaged in the design, engineering, manufacturing, assembly, sales, marketing, distribution and service of handling and filtration systems for fluids and water.

     Located in Angola, New York, the Industrial Division (f/k/a the Filtration Separation Dynamics Division) designs and manufactures large custom-made industrial filtration and liquid/solids separation equipment, including tubular and pressure leaf filters, filter presses, candle filters, thermal sludge dryers and other filtration devices for customers such as Anheuser-Busch, Goodyear, Fuji, Miller Brewing Company and Proctor & Gamble.

     The products manufactured by the Industrial Division separate solids from liquids in a variety of water, wastewater and process applications. The market for these products is large and growing as water quality deteriorates and wastewater regulations become increasingly stringent. Customers include companies of all sizes as well as municipal water and wastewater agencies. Most orders are capital equipment that is custom engineered and manufactured. As such, the cycle time is long - generally 6-9 months from inquiry to delivery and final billing. Spare parts comprise roughly 20% of sales. International sales, excluding Canada, compromise approximately 19% of the Industrial Division's total revenue. All international sales are priced and paid in U.S. dollars.

     The Industrial Division competes with a number of companies in various product lines, including USFilter, Osmonics, Baker Hughes, Ondeo/Infilco Degremont Krofta, Westech, FRC Environmental and Kromline Sanderson. The Industrial Division predecessor has successfully competed in this market since 1932.

     Located in Vista, California, the Residential Division (f/k/a KISS International, Inc.) is an Original Equipment Manufacturer (OEM) of water softening and filtration equipment. Residential products are distributed through a 200-dealer network in the U.S. and Canada. The Residential division competes with a large number of other OEMs who sell to the same independent dealer network. Other competitors include the large franchise dealer networks of Culligan, Rayne and Ecowater. Other outlets for these products include retailers such as Sears, Home Depot, and new home "appliance packages" providers, including General Electric.

     A successful partial tender offer for approximately 40% of the shares of the Company was completed in March of 2001 by AV Inc. Four new Directors with diverse technical, legal, operational and financial backgrounds joined the Board following the tender offer. H. Martin Jessen (Chairman of the Board/CEO) previously served as Senior Vice President for US Filter, a subsidiary of Vivendi Environnement. Mr. Jessen's experience also includes service to a variety of public and private organizations, including positions appointed by the Governors of California and Minnesota.

     A new executive management team joined the Company in July and September of 2001. The team possesses a diverse background with expertise in all facets of water and related industries - from water and wastewater utility management to residential treatment and ultra-pure water system design and manufacturing. The management team has extensive experience in corporate finance, acquisition/mergers, operational restructuring/consolidations, and marketing and sales. This team was assembled specifically to implement the company's new strategic plan and mission to provide innovative technologies and services that result in improved water-use efficiency, and minimized waste discharges for residential and municipal customers.

     ACSI is transforming itself through expansion in existing markets and adoption of aggressive growth strategies that will provide significant new business opportunities and advantages. Growth strategies include new product development, strategic alliances, marketing and distribution agreements, and targeted mergers and acquisitions.

     Profitable growth is expected through targeted acquisitions that add technologies, distribution channels, product lines and/or customers. Technologically differentiated water and wastewater treatment systems, equipment and services are being developed, and will be continuously evaluated for potential improvements. ACSI is positioning itself as a water efficiency expert in the industry with local, state and federal government policy-makers. The repositioning of the Company as a full-service, multiple-channel water technology, products and services company is management's overall growth strategy.

Operations

     Industrial Division

     The Industrial Division designs, manufactures and markets an expansive line of filtration and separation equipment for liquid slurries. The majority of Industrial Division revenues are derived from sales of (a) filter presses, (b) pressure leaf filters and (c) tubular filters. All three types of filters are used in industrial applications, with additional market opportunities in the municipal environmental waste and water treatment market sectors. The design for each filter is based on the solids concentration in the liquid, level of purification required and the flow rate of the liquid used in the process.
These products, along with the technical expertise of the employee base, allow the Industrial division to address the filtration and separation needs of its customers, such as those found in food and beverage processing, chemical manufacture, and oil and gas refining. The Industrial Division has approximately 70 years of experience in the design, manufacturing and marketing of filtration and separation systems.

     Filter presses are large, steel-framed structures with pneumatically driven filter plates used to separate solids from liquids that contain high solids concentration. They are used to dewater sludge, separate chemicals such as dyes and pigments from liquid in industrial applications, and in food processing to separate chemicals from liquids. Typically, liquid slurry is pumped into the filter press. The liquid passes through the filter and flows to a discharge port to be captured or disposed of. Pressure, from a feed pump, forces out more liquid. The solids are compacted into a "cake" which is dropped into a handling system. In manufacturing and food processing applications, the solid material captured in dry form can be disposed of at a lower cost or reused.

     Pressure leaf filters are large vessel type filters used for liquids containing medium level solids concentration and for use when a high level of clarification is desirable. Pressure leaf filters are used in chemical, pharmaceutical and beverage applications to remove sub-Micronics solids from a liquid. Generally, a liquid is pumped into a closed vessel, which contains a filter septum, and out through a discharge pipe leaving behind the trapped solids. As compared to filter presses, the leaf filters separate smaller particles down to one-tenth micron removal, and they can handle high flow rates and discharge wet or dry cakes.

     Tubular filters are smaller than filter presses or pressure leaf filters and allow for the highest flow rate, although with the lowest solids concentration. Tubular filters can be used for such applications as mineral acids clarification and for ultra pure water needs for applications such as semiconductor manufacturing.

     Candle-stick filters are a new product offering for us which is based upon a marketing alliance in place with the Gore Company. Select Gore membranes are used for filtering and purifying specific process streams. One large market segment where we are already seeing success, is the purification of the brine streams for the chloro alkali Industry. This technology will also allow us to provide competitive filtration and purification offerings to select companies with high margin process streams.

     The Company believes that the market for its products is influenced by annual global growth in fluid handling and filtration equipment and systems purchases exceeding 10% per year. This growth is a direct function of increasing standards of living in developing countries and the increasing worldwide demand for consumer goods, which drive higher process quality standards, increased industrial capacities and more stringent requirements for clean water. Management's goal is to identify market opportunities in profitable niche market sectors where the Company can leverage the significant engineering and applications experience gained through its large and diverse base of worldwide successful equipment and systems placements. In addition, the Company will realize earnings growth through the execution of its market-driven product development programs aimed at these niche sectors and marketed through its extensive network of independent manufacturer's sales representatives. The Company supports its sales effort with direct marketing, print advertising and trade show attendance. Due to lead times, capital equipment intensive and systems project nature of this business, revenues and operating income can vary significantly on a month-to-month basis.

     Residential and Commercial Water Filtration and Purification

     The Company's Residential Division, located in Southern California, manufactures/assembles and distributes residential water filtration and purification products. The Residential Division distributes its products through dealers, distributors and wholesalers throughout the United States and internationally. A line of water purification and ion exchange cartridges is marketed under the brand name of Di-tech through the same dealers and distributors.

     Products are installed by independent dealers, or shipped as finished goods to wholesalers and retailers. In some cases, all available residential products are packaged and sold as whole house water solutions. Historically, the Residential Division was able to provide access to a retail financing package to independent dealers to differentiate its marketing efforts. The finance company, which provided the retail financing package, notified the Company in 2000 that it was exiting the market and would no longer support retail financing programs for residential water systems after October of 2001. The Company located a new financing company with a similar retail financing program, but the revenue generated by the Company from the new program was significantly less than from the previous program.

Suppliers

     There are several manufacturers and suppliers of the components used in the manufacturing and assembly of the Company's products. The Company purchases raw materials and supplies on terms, usually net 30 days, and to a lesser extent, on a cash on delivery basis. The Company believes that it generally is not dependent on any one supplier for products or components utilized.

Insurance

     The Company maintains limited product liability insurance. A substantial product liability claim, determined adverse to the Company, could have a material adverse effect on the Company's operations and financial condition.

Business Segment Information

     The Company's operations consist of two business segments, other than corporate expenses, for financial reporting purposes; (a) industrial and municipal fluid handling and filtration and (b) commercial and residential water filtration and purification. (See Note 9 of "Notes to Consolidated Financial Statements" for a summary of selected information for the business segments for the years ended December 31, 2001 and 2000.)

Governmental Regulation

     The enactment and enforcement of federal, state and local laws relating to water quality standards may materially influence the level of sales of some or all the Company's products. Some of the Company's customers utilize ACSI's products and services in response to regulatory requirements affecting their businesses. While the Company is not aware of any pending or proposed Federal legislation or regulation that would adversely affect its products or components or limit the methods in which those products are manufactured, installed or serviced, any such legislation or regulation could have a material adverse impact on the Company. Certain states have enacted legislation, which requires licensing, testing and labeling of fluid handling and water filtration and purification products, including those offered by ACSI.

Competition

     In the fluid handling and filtration markets, the Company's management believes that there is a fragmented specialized approach to satisfying customers' needs. The Company attempts to compete in market segments characterized by demand for quality, technologically superior products and service. Some of the competitors are much larger with significant resources.

     In the residential and commercial water filtration and purification markets, the Company believes that there are thousands of companies involved in various aspects of water filtration and purification and that the market is highly competitive. The market is served by an array of products that are either "off-the-shelf" or custom-designed. These products range from small carbon filtration systems to de-ionization systems, reverse osmosis systems, ozone, and ultra-violet systems. Many of these residential product systems are marketed by local operators across the country.

Employees

     The Company is a party to a collective bargaining agreement with the International Union of Electronic, Electrical, Salaried, Machine and Furniture Workers, A.F.L. - C.I.O. for its workers at the Industrial Division. In July 2000, a new collective bargaining agreement was ratified for the period covering July 22, 2000 through July 22, 2005. As of February 28, 2002, 22 employees were covered by the collective bargaining agreement. Neither the Company nor any of its subsidiaries are subject to any other collective bargaining agreements. As of February 28, 2002, the Company and its subsidiaries had 61 full-time employees. The Company believes its employee relations to be satisfactory.

ITEM 2.   DESCRIPTION OF PROPERTY

     The Company owns approximately 80 acres of land and three buildings encompassing approximately 110,000 square feet in Angola, New York. The buildings are comprised of (a) the manufacturing and assembly facility for the Industrial division, (approximately 70,000 square feet), (b) the former manufacturing and assembly, engineering and administrative facilities of the Durometer Pump Company (DMPC), which the Company sold on December 30, 2000, (approximately 30,000 square feet) and (c) the administrative office building for the Industrial Division which contains management and purchasing, sales, engineering and administration, (approximately 10,000 square feet). The above noted properties are encumbered by a mortgage covering the land and buildings secured by a note bearing interest at prime plus 1.25%, (6.00% at February 28, 2002). The note is payable, principal and interest monthly, with an balloon payment of approximately $700,000 due June 2005. The note balance as of February 28, 2002 was $914,000. (See Note 5 of "Notes to Consolidated Financial Statements" for further discussion.) In September of 2001 The Company closed its former Corporate offices in Coral Springs, FL, and moved them into their Vista, CA facilities.

     The Company leases a facility encompassing 17,000 square feet in Vista, California, which contains the offices, warehouse and manufacturing/assembly facilities of the Residential Division and Corporate Administration. This property is leased through July 2005 from a non-affiliated, third party. The Company's monthly lease expense for the property approximates $11,575.

     The Company believes that these premises are adequate to permit it to conduct business as currently conducted for the reasonably foreseeable future, without material expense for repairs or maintenance.

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

     In 2001 the Company received notice from it's former finance company of possible dealer fraud by a small number of the independent dealers involved in the retail financing program provided through the Residential Division. The Company is not involved directly, and is not a defendant in any court cases, related to those dealer fraud cases. However under the terms of the financing program, the Company assumes the financial risk to repay the former finance company for any losses related to dealer fraud. In one case the Ventura County Court directed in favor of the plaintiff. According to the former finance company, nine of the complaints were found to be valid and involved in the former finance company's finance program. The Company's exposure in this case could be as much as $30,000. The Residential Division set up a reserve of $49,000 in 2001, and in addition has a deposit at the finance company of $60,000 to cover these and any other possible claims.

     In 2001, an independent dealer, who utilizes water softeners assembled by the Residential Division, named the Company and one other company, which also assembles water softeners, as parties in a suit against a supplier of one of the components used in the assembly of the water softeners sold to the suing Company. Although generally the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, management believes, based on facts presently known, that the outcome of such legal proceedings and claims will not have a material adverse effect on the Company's financial position, liquidity, or future results of operations.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted during the fourth quarter of the fiscal year ended December 31, 2001 to a vote of security holders of the Company, through the solicitation of proxies, or otherwise.

                                    PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS.

     The Company's Common Stock is traded and quoted under the symbol AQCR on The Nasdaq SmallCap Market ("Nasdaq"). The following table sets forth the high and low bid prices for the Common Stock, as quoted on Nasdaq, for the periods indicated.

               Quarter Ended          High    Low
               ---------------        ----    ---

                March 31, 2000        $3.13  $1.50
                June 30, 2000         $2.31  $1.13
                September 29, 2000    $1.69  $1.25
                December 29, 2000     $1.44  $0.75

                March 31, 2001        $2.25  $1.13
                June 29, 2001         $2.78  $1.38
                September 28, 2001    $2.19  $0.96
                December 31, 2001     $2.45  $1.40

               Period Ended
               ---------------------
                March 31, 2002        $2.15  $0.96

     The Company had approximately 75 owners of record and, it believes, in excess of 1,500 beneficial owners of its Common Stock as of February 28, 2002.

     On February 22, 2001, AV, Inc., a Delaware corporation, commenced a tender offer to purchase up to 900,000 shares of the outstanding Common Stock of the Company for $2.25 per share in cash. On March 8, 2001, the Company's Board of Directors voted to recommend that shareholders accept a modified offer by AV, Inc. to purchase up to 1,050,000 shares of the Company's Common Stock for $2.25 per share in cash. (See Part I, Item 1 for further discussion.)

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

Business Plan

     The Company's strategy is to profitably provide fluid handling and water and waste-water filtration needs of the process industries and consumer demand for water filtration and purification products through a newly adopted strategic plan. These businesses focus on providing added value to customers by providing specially designed products to meet the technically demanding needs in their respective markets. The Company intends to invest in internal growth and pursue additional strategic acquisitions that will enhance its existing competencies, market presence and overall profitability.

Critical Accounting Polices

The Company's critical accounting policies are as follows:
..  Revenue recognition.
..  Estimating the allowances for doubtful account.
..  Valuation of goodwill and other intangible assets.

     The Company recognizes revenue for equipment and parts when they are shipped.

     Management estimates the collectability of accounts receivables by specifically analyzing current accounts receivable balances, historical bad debts, customer concentration customer credit-worthiness reports, current economic trends, and changes in our customer's purchasing and payment trends. The adequacy of the allowance for doubtful accounts is evaluated quarterly.

     Management assesses the impairment of goodwill and identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Factors which could trigger an impairment include the following:

.. significant under-performance relative to expected historical or projected future operating results;
.. significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
.. significant negative industry or economic trends; significant decline in our stick price for a sustained period; and .. market capitalization relative to net book value

     If it is determined that the carrying value of goodwill or other intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, possible impairment is measured by management commensurate with the risk inherent in the current business model. During 2001 all of the goodwill related to the acquisitions of the KISS International, Inc (Residential Division), and ACS Acquisition Corp. a/k/a Filtration & Separation Dynamics (Industrial Division) subsidiaries was determined to be impaired by management, resulting in the Company recording an impairment of goodwill chare against earnings of $1,341,781.

Results of Operations - Years ended December 31, 2001 and 2000

     Presented below are the consolidated results of operations for the Company for the years ended December 31, 2001 and 2000:

                                                                For the years ended
                                                                    December 31,
                                                                2001           2000
                                                           ------------    ------------
      Revenues                                             $ 10,826,289    $ 12,505,434
      Cost of revenues                                        6,783,855       7,603,291
                                                           ------------    ------------
      Gross profit                                            4,042,434       4,902,143
      Operating expenses                                      8,240,765       6,161,889
                                                           ------------    ------------
      Loss from operations                                   (4,198,331)     (1,259,746)
      Interest expense, net                                    (191,322)       (586,868)
      Other Income                                               34,603         105,000
                                                           ------------    ------------
      Loss from continuing operations                        (4,355,050)     (1,741,614)
      Loss from discontinued operations                               -        (387,607)
      Gain on sale of discontinued operations                         -       1,357,643
                                                           ------------    ------------

      Net loss                                             $ (4,355,050)   $   (771,578)
                                                           ============    ============

      Loss per share from continuing operations            $      (1.43)   $      (0.60)

      Income per share from discontinuing operations       $          -    $       0.34
                                                           ------------    ------------

      Net loss per share, basic and diluted                $      (1.43)   $      (0.26)
                                                           ============    ============

     Revenues decreased by $1,679,145, or 13.4%, from $12,505,434 for the year ended December 31, 2000, to $10,826,289 for the year ended December 31, 2001. The decrease in revenue is attributable to the overall U. S. economic recession and tragic events of September 11, 2001. Water-related companies of all sizes experienced reductions in revenue for the same reasons during 2001.

     Cost of revenues decreased by $819,436, or 10.8%, from $7,603,291 for the year ended December 31, 2000, to $6,783,855 for the year ended December 31, 2001. As a percentage of revenues, these amounts represented 60.8% for 2000 as compared to 62.7% for 2001. Cost of revenues as a percentage of revenue for the industrial and municipal fluid handling and filtration and the Residential and Industrial Divisions were 59.3% and 63.5%, respectively, for the year ended December 31, 2000. Cost of revenues as a percentage of revenues of such segments for the year ended December 31, 2001 were 60.7% and 67.8%, respectively.

     Gross profit decreased $859,709 or 17.5% from $4,902,143 for the year ended December 31, 2000, to $4,042,434 for the year ended December 31, 2001, which, as a percentage of revenues, represented a slight decrease from 39.2% to 37.3%, respectively, for such periods.

Gross profit as a percentage of revenues for the Industrial and Residential Division's were 40.7% and 36.5%, respectively, for the year ended December 31, 2000. Gross profit as a percentage of revenues of such segments for the year ended December 31, 2001 were 39.3% and 32.2%, respectively.

     The Company's operating expenses increased by $2,078,876, or 33.8%, from $6,161,889 for the year ended December 31, 2000, to $8,240,765 for the year ended December 31, 2001. As a percentage of revenues, these expenses increased from 49.3% for 2000 to 76.1% for 2001. The $2,078,876 increase in operating expenses primarily consists of costs related to the recognition of impairment of goodwill, and costs associated with the tender offer consummated March 28, 2001. The total impairment of goodwill was $1,341,781, of which $1,116,623, related to the acquisition of the Residential Division, was recognized in the second quarter of 2001, and $225,158, related to the acquisition of the Industrial Division, recognized in the fourth quarter of 2001. The increase in investor relations' expenses, accounting, and legal fees incurred in connection with the tender offer was $228,685, and the related increase in contract labor and consulting fees was $162,241. Travel costs for 2001 include $100,000 of relocation costs related to employment of new management. Severance expenses related to the transition were $575,000 for the twelve months ended December 31, 2001, an increase of $95,000 over severance expense of $480,000 for the twelve months ended December 31, 2000, unrelated to the tender offer. An increase in the reserve for bad debt expense of $209,499, primarily related to the Residential Division, is included in operating expenses. Payroll and related payroll and benefit expenses increased $237,847 for the twelve months ended December 31, 2001 compared to the twelve months ended December 31, 2000. Management evaluates operating expenses on a regular basis, and as such, adjusts resources allocated to cover such expenses. Optimum levels of operating expenses are targeted and adjusted according to business levels in order to provide maximum efficiency and effectiveness.

     Interest expense, net, decreased $395,546, or 67.4%, from $586,868 for the year ended December 31, 2000 to $191,322 for the year ended December 31, 2001. The decrease is mainly attributable to the reduction in long term debt related to discontinued operations, and the decrease in interest rates during 2001.

     Other income for the year ended December 31, 2001, of $34,603 was comprised workers compensation Insurance Refunds from prior years. There was $105,000 of other income for the year ended December 31, 2000 from the gain on the sale of substantially all of Gravity Flow Systems, Inc. net assets.

     Including all factors, the Company incurred a net loss of $4,355,050 and $771,578 for the years ended December 31, 2001 and 2000, respectively.

Financial Condition and Liquidity

     At December 31, 2001, the Company had $234,243 of cash and cash equivalents, negative working capital of $2,272,399, total assets of $6,233,725, and stockholders' equity of $1,379,551. During 2001, the Company's operating activities created a reduction in cash of $3,085,594, as a result of a decrease in accounts receivable $205,431, depreciation and amortization $351,685, an increase in inventory of $12,491, a decrease in other assets $18,597, an increase in prepaids and other of $57,790, provision for doubtful accounts and notes of $88,903. The pension contribution was paid through the issuance of Common Stock $45,546 the net effect of discontinued operations was a use of funds $841,367, the net loss was offset by impairment of goodwill $1,341,781 and deferred revenue $303,900; and a decrease in accounts payable and accrued expenses $179,830. Capital expenditures for the twelve months were $121,742. The Company also loaned $227,843 in trade notes receivable to accelerate the manufacturing and delivery of product during 2002. The Company also had non-cash compensation of $5,001. Financing activities provided $683,843 of cash, due to repayments of notes payable and long-term debt $8,655,956; offset by the net proceeds from issuance of notes payable and long-term debt of $8,971,452, and issuance of stock and private placement for $368,347.

     Depending on market condition and financing needs, Management expects to make acquisitions to expand the company's markets. As consideration for an acquisition, the Company may issue common stock, preferred stock, or other securities, notes or cash. Since cash may be required either to consummate acquisitions, or to fund the operations of new or existing businesses, including required principal payments related to approximately $2,462,807 of current maturities of long-term debt, management may, from time to time, investigate and pursue various types of financing alternatives that are available to the Company. These may include, but are not limited to, private placements, secondary offerings, bridge financing, debentures, lines of credit and asset-based loans. While management believes that financing will be available for the Company to not only fund its current operations, but also to fund its acquisition program, there can be no assurance such financing will be on terms reasonably acceptable to the Company. No acquisitions have occurred since 1997, and there can be no assurance that any acquisitions will be consummated during 2002.

     The Company experienced net losses of $4,355,050 and $771,578 during the years of 2001 and 2000, respectively. The Company also had negative working capital of $2,272,399 as of December 31, 2001. A significant portion of the loss in 2001 was related to the write off of impaired goodwill ($1,341,781) and one time expenses related to the tender offer completed in February 2001 (approximately $1,066,000). The operating loss for the year resulted from the need by the Residential Division to transition to a new retail financing agreement and the impact to both operating divisions by the recession of the U.S. economy and the tragic events of September 11, 2001. As the economy continues to improve, companies are beginning to return to previous levels of spending on capital equipment. Bookings for the first quarter of 2002 showed improvement over the 4th quarter of 2001 results. Management is focusing on reducing overhead costs and increasing sales, and anticipates a return to profitability within the next six months. The Company is also in the process of completing a private placement to increase the working capital available. Management expects that the funds generated from the private placement and improving operations, along with its credit facilities will provide enough working capital to meet its debt service requirements and obligations during 2002. The Company has received a going concern opinion from its independent auditors for the fiscal year 2001 consolidated financial statements. There can be no assurance that the Company can be successful in raising sufficient capital or returning to profitable operations.

     A portion of the revenues of the Company, particularly through the Industrial Division, have been, and are expected to continue to be, generated from non U.S. contracts. For the years ended December 31, 2001 and 2000, export sales, principally to other countries within North America, Asia and South America, aggregated approximately $2,014,000 on and $2,720,000, respectively. The Company invoices and receives substantially all remittances in U.S. dollars.

Notwithstanding the fact that the Company expects its non U.S. contracts to be denominated in U.S. dollars, the Company is subject to the risks associated with fluctuations in the U.S. and foreign currencies and with political instability. In particular, if the U.S. dollar increases significantly as compared to foreign currencies, this could adversely impact the ability of the Company to secure orders and generate revenues in foreign countries.

Capital Expenditure Requirements

     During the year ended December 31, 2001, the Company spent $121,742 on capital expenditures mainly relating to the purchase of machinery and equipment at the Industrial Division and the upgrade of existing computer systems. During 2002, the Company intends to utilize approximately $200,000 to purchase or upgrade machinery and equipment, and support systems. The Company does not presently anticipate any significant additional capital expenditures other than those noted above and those relating to future acquisitions.


New Accounting Standards

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interest method is no longer permitted and is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead reviewed for impairments. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company believes the future adoption of these statements will not have a material impact on its financial position, results of operations or liquidity.

     The Financial Accounting Standards Board (FASB) issued SFAS" No. 143, "Accounting for Asset Retirement Obligations" in September 2001. SFAS No. 143 is effective for fiscal years beginning after June 15, 2001, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Management has not assessed whether the application of these standards will have a material effect on the Company's financial position, results of operations or liquidity.

     The Financial Accounting Standards Board (FASB) issued Statement of financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in October 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment of disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management is in the process of determining if the application of these standards will have material effect of the Company's financial position, results of operation or liquidity.

Inflation

     The Company has not been materially affected by the impact of inflation.

ITEM 7.   FINANCIAL STATEMENTS.

     See the consolidated financial statements and notes related thereto, beginning on page F-1, included in this Annual Report on Form 10-KSB.

ITEM 8.   CHANGE IN INDEPENDENT ACCOUNTANTS

     In March of 2001 a partial tender offer for approximately 40% of the Company's outstanding common shares was completed by AV, Inc. (See Part II Item 5 of this Report). Shortly thereafter, the Company's auditors, BDO Seidman, LLP
(BDO), declined to stand for reelection as independent auditors of the Company (see the Company's Report of Form 8-K filed with the SEC on August 10, 2001). The Company's Audit Committee requested that management evaluate proposals from other firms. Management solicited proposals from several independent accounting firms. During the third quarter of 2001, the Audit Committee reviewed a number of candidates and proposals. At the conclusion of this review process, the Audit Committee recommended to the Board of Directors, and the Board of Directors approved, the appointment of KPMG LLP (KPMG) as the Company's new independent auditor for fiscal year 2001. The Company presently anticipates that KPMG will stand for re-election by the Company's shareholders for fiscal year 2002. The report of BDO in connection with its audit of the Company's consolidated financial statements for the year ended December 31, 2000 does not contain an adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. There were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to BDO's satisfaction would have caused BDO to make reference to the subject matter of the disagreement in connection with its reports.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

          The names and ages, along with certain biographical information (based solely on information supplied by them), of the directors and executive officers of the Company are as follows:

Name                       Age     Positions
--------------------------------------------------------------------------------
H. Martin Jessen           55      Chairman of the Board of Directors, President
                                   and Chief Executive Officer
Harry Rector               55      Chief Financial Officer
Aref Cheval                37      Director
Damian C. Georgino(1)(2)   41      Director
Walter Neubauer            69      Director
Peter C. Rossi(1)(2)       52      Director
--------------------------------------------------------------------------------

(1) Member of the Audit Committee
(2) Member of the Compensation Committee

     During 2001 the manner in which directors are elected was revised. The Board is divided into three classes with the number of directors in each class to be as nearly equal as possible, with each class to be elected for a three-year term on a staggered basis. The classes and terms are as follows: Mr. Georgino (2002), Messrs. Cheval and Rossi (2003) and Messrs Jessen and Neubauer
(2004). Each non-employee director is entitled to receive cash compensation equal to $1,500 per month.

H. Martin Jessen has been the Chairman, President and Chief Executive Officer of the Company since April 2001. From 1997 through March 2001, Mr. Jessen served in a variety of managerial positions at US Filter, a provider of commercial, industrial, municipal and residential water and wastewater treatment systems, products and services.

Harry Rector has been the Chief Financial Officer of the Company since September 2001. From 1997 through 2001, Mr. Rector worked as the Chief Financial Officer of Weber Distribution, Inc. a public warehousing and distribution company, and as a financial consultant to two companies working in complex composite materials, and support products and services for hotels and large companies.

Aref Cheval has been a director since April 2001. Mr. Cheval has been Secretary of AV Inc., a corporation formed for the purpose of making an investment in the Company, since March 2000. Since 2000, he has been Chief Financial Officer and Vice President of Business Development of Hydromatix Inc., a manufacturer of liquid purification systems.

Damian Georgino has been a director since May 2001. Mr. Georgino is a partner in the international law firm of Le Beouf, Lamb, Greene and MacRae, LLP and founder and managing principal of Greenbrier Capital Partners L.L.C. From 1995 to 1999, he served as Executive Vice President, General Counsel and Corporate Secretary for US Filter.

Walter Neubauer has been a director of the Company since April 2001. Mr. Neubauer has been President of AV Inc. since March 2000. Since 2000, Mr. Neubauer has been Chief Executive Officer of Conesys Inc., a manufacturer of military inter-connect devices.

Peter Rossi has been a director since July 1999. He has been employed by Bloomingdale Properties, Inc., an investment company, since 1983, and has served as its Treasurer since 1985. From 1979 to 1989, Mr. Rossi is a Certified Public Accountant and was a Manager at the accounting firm of Deloitte and Touche, L.L.P.

ITEM 10.  EXECUTIVE COMPENSATION.

Summary Compensation Table

     The following table sets forth information for the years ended December 31, 2001, 2000 and 1999, representing compensation earned by the Chief Executive Officer of the Company and any other executive officer who earned in excess of $100,000 during such periods, (the "Named Executive Officers"), in all capacities in which they served.


Annual Compensation
                                                                                                       Long-term
                                                                                                      Compensation
                                                                                     Other Annual      Number  of
Name and Principal Positions                   Year        Salary         Bonus      Compensation    Option Granted
-------------------------------------------------------------------------------------------------------------------
H. Martin Jessen(1)                            2001        $137,647          --       $ 5,180(6)         300,000
  Chairman of the Board, President and
  Chief Executive Officer
Norman Hoskin(2)                               2001        $293,365          --       $ 2,400(6)              --
  Chairman of the Board, President and         2000        $97,627           --       $ 6,000(6)          65,000
  Chief Executive Officer and Treasurer
George Overmeyer(3)                            2001        $242,023          --       $ 3,000(6)              --
  Vice President of Finance
William K. Mackey(4)                           2000        $464,912(4)       --       $ 7,200(6)              --
  Chairman of the Board, President and         1999        $155,000     $25,000(5)    $ 7,200(6)              --
 Chief Executive Officer and Treasurer

(1) Mr. Jessen replaced Mr. Hoskin as President, and Chief Executive Officer and Treasurer in April 2001.
(2) Mr. Hoskin replaced Mr. Mackey as President and Chief Executive Officer and Treasurer in February 2000. Mr. Hopskin resigned from all positions held with the Company in April 2001. In connection therewith The Board of Directors agreed to pay him $250,000.
(3) Mr. Overmeyer resigned as Vice President of Finance in April 2001. In connection therewith The Board of Directors agreed to pay him $200,000 as severance.
(4) Mr. Mackey resigned from all positions held with the Company in February 2000. In connection therewith, the board of directors agreed to pay him $480,000 in equal installments of $40,000 per month beginning April 1, 2000, and extend all of his options to purchase the Company's Common Stock to December 31, 2000, at which time the options expired.
(5) Represents bonuses earned based upon parameters set forth in Mr. Mackey's Employment Agreement.
(6)  Represents a monthly auto expense allowance of $600.

     Stock Option Grants in 2001

     The following table contains information concerning the grant of stock options to the Named Executive Officers in the fiscal year ended December 31, 2001.

                                                  Individual Grants
                                                  -----------------
                                                       % of Total Options
                             Number of Securities     Granted to Employees   Exercise Price   Expiration
Name                      Underlying Options Granted     in Fiscal Year        Per Share         Date
----------------------------------------------------------------------------------------------------------
Harry Martin Jessen                 300,000                  43.5%           $2.25           July 21, 2010

Stock Option Exercises in 2001 and Option Values at December 31, 2001

     The following table provides information with respect to options exercised by the Named Executive Officers during 2001 and the number and value of securities underlying unexercised options held by the Named Executive Officers at December 31, 2001.

                                                         Number of Securities
                       Shares                                Underlying                        Value of Unexercised
                      Acquired                           Unexcercised Options                  In-the-Money Options
                         on            Value              at Fiscal Year-end                    at Fiscal Year-end
       Name           Exercise       Realized       Excercisable      Unexercisable       Exercisable        Unexercisable
-----------------------------------------------------------------------------------------------------------------------------
    Hoskin, N.          17,500     $  9,819            38,750                                $ 600                  -
  Overmeyer, G.         78,625     $ 21,588                 -                                    -                  -
   Jessen, H.M.                                       100,000             200,000                -                  -

Employment Agreements

     During 2001, the Company entered into three year employment agreements with each of Martin Jessen, Harry Rector (CFO) Scott Heffner (VP), Mark Lambert (VP) and Geoff Poole (VP). The contracts include an annual base salary, plus 25,000 stock options each year at $2.25 per share. Pursuant to such employment agreements, if anyone listed above is terminated without cause, they are entitled to receive severance payments. (Details of employment agreements in Commitments and Contingencies, page F-18)

Outside Directors' Plan and Performance Equity Plan

     At December 31, 2001, the Company maintained stock option plans, which are described below:

At the 2001 Annual Meeting, the Stockholders approved the Aqua Care Systems Inc., 2001 Non-Employee Director Incentive and Deferred Compensation Plan. A total of 500,000 shares have been reserved for issuance under the Plan, which shall be administered by the full Board, or a Committee, as determined by the Board. The Plan is open to all directors who are neither employees nor owners of 10% or more of either the voting power or value of outstanding capital stock of the Company. The exercise price of the Common Stock subject to an option will be equal to 100% of the fair market value on the date of the grant. Tandem and Freestanding Stock Appreciation Rights (SAR) may also be granted entitling the participant to receive the excess of the fair market value of a share of Common Stock on the date of exercise over the base value of the SAR. Restricted stock may also be issued and may not be disposed of by participants and which may be forfeited in the event of certain terminations of service or certain other events prior to the end of a restriction period established by the Plan Administrator. Deferral of any or all shares granted is authorized under the Plan, into a cash or share account maintained by the Company for the director.

Aqua Care's Incentive Plan reserves a total of 1,500,000 shares of common stock for the purpose of attracting, retaining and motivating its officers, employees, and consultants. Distribution of the stock shall be administered by a Committee, as determined by the Board. The Plan is open to all officers, key employees and consultants of the Company and its subsidiaries, as determined by the Board. While the specific individuals to whom awards will be made in the future cannot be determined at this time, it is anticipated that currently approximately 20 persons presently are eligible. The Committee is authorized to grant stock options, including both incentive stock options (ISO) and non-qualified stock options, and stock appreciation rights. The exercise price shall be 100% of fair market value (110% in the case of an ISO granted to a 10% shareholder).

     Outstanding Awards. Options to purchase an aggregate of 860,700 shares of the Company's Common Stock have been granted and are outstanding as of December 31, 2001, under the Outside Directors' Plan and the Performance Equity Plan as follows:

                                     Number of Shares    Option Price Range
---------------------------------------------------------------------------

Outstanding at December 31, 1999          708,100          $1.00 - $20.00
Granted                                    95,000          $1.13 - $ 2.35
Cancelled                                (459,000)         $1.00 - $16.00
                                         --------------------------------

Outstanding at December 31, 2000          444,100          $1.00 - $20.00
Granted                                   690,000          $1.13 - $ 2.25
Cancelled                                (273,400)         $1.00 - $ 2.63
                                         --------------------------------
Outstanding at December 31, 2001          860,700          $1.00 - $20.00
                                         ========

     At December 31, 2001 and 2000, 410,700 and 200,482 options with weighted average option prices of $2.97 and $2.44, respectively, were exercisable.

401(k) Plan

     In January 1994, the Company adopted a 401(k) employee savings and retirement plan. Pursuant to the Plan, the Company may elect to match each employee's contribution to the Plan at the rate of 50% in Company Common Stock. The Common Stock is restricted stock and vests over a two-year period on a quarterly basis. During 2001 and 2000, the Company contributed 47,257 and 71,732 shares of restricted Common Stock valued at $45,546 and $52,955, respectively.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information as to the number of shares of Common Stock beneficially owned as of February 28, 2002, by (i) each person who is believed by the Company to be a beneficial owner of more than 5% of the outstanding Common Stock of the Company; (ii) each director of the Company;
(iii) each Named Executive Officer; and (iv) all directors and executive officers of the Company as a group.

                                             Number of    Percentage of
Name and Address of Beneficial Owner(1)    Shares Owned  Common Stock(2)
-----------------------------------------------------------------------
Walter Neubauer(3)                           1,208,100        33.3%
H. Martin Jessen(4)                            135,813         3.7%
Peter C. Rossi(5)                              506,543        13.9%
Aqua Care Systems, Inc. 401(k) Plan            155,307         4.3%
Bruce Galloway(6)                              219,600         6.1%
Executive officers and Directors,            1,986,268        54.8%
 as a group, (seven persons)(7)

     Except as set forth below, all shares of Common Stock are directly owned and the sole investment and voting power are held by the entities noted.
_____________________________________________________________________________
(1) Except as otherwise set forth, the address for these individuals is 965 Park Center Drive, Vista, CA, 92083
(2) Based upon 3,256,814 shares of Common Stock issued and outstanding as of February 28, 2002, along with shares of Common Stock which such individuals have the right to acquire within sixty days of February 28, 2001.
(3) The address for this person is 548 Amapola Ave. Torrance, CA 90501. Includes 1,184,900 shares of common stock of which the named person has shared dispositive power. The information contained here in is based upon a
     Schedule 13 D filed by such person with the Securities and Exchange Commission.
(4)  Includes options to purchase 100,000 shares of Common Stock.
(5)  The address for this person is 641 Lexington Avenue, 29th Floor, New
     York, NY 10022. Includes 471,543 shares of Common Stock of which the named person has shared dispositive power and options to purchase 35,000 shares of Common Stock.
(6) The address for this person is 1325 Avenue of the Americas, 26th Floor, New York, NY 10019. Includes 219,600 shares of common Stock of which the named has shared dispositive power.
(7)  Includes options to purchase 235,000 shares of Common Stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     One member of the Board of Directors works for a legal firm that billed the Company approximately $188,000 during 2001.

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 10-K

     3.1 Certificate of Incorporation of the Registrant is incorporated herein by reference to the Company's Registration Statement on Form SB-2 (Registration No. 33-67252).
     21.1 Subsidiaries of the Registrant.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Vista, State of California, on April 18, 2002.

                              AQUA CARE SYSTEMS, INC.

                              /s/ H. Martin Jessen
                              ---------------------------------------
                              H. Martin Jessen
                              Chairman of the Board, President and
                              Chief Executive Officer, Treasurer and Secretary

     KNOWN ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints H. Martin Jessen and Harry Rector, and each of them, his attorney-in-fact with power of substitution for him in any and all capacities, to sign any amendments and supplements relating to this Annual Report on Form 10-KSB, or other instructions he deems necessary or appropriate, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact or his substitute may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.


Signature                     Title                                        Date
---------                     -----                                        ----
/s/ H. Martin Jessen          Chairman of the Board, President             April 22, 2001
-------------------------     and Chief Executive Officer,
H. Martin Jessen

/s/ Harry Rector              Vice President/Chief Financial Officer       April 22, 2001
-------------------------     Principal Accounting Officer
Harry Rector

/s/ Aref Cheval               Director                                     April 22, 2001
-------------------------
Aref Cheval

/s/ Walter Neubauer           Director                                     April 22, 2001
-------------------------
Walter Neubauer

/s/ Peter C. Rossi            Director                                     April 22, 2001
-------------------------
Peter C. Rossi

/s/ Damian C.  Georgino       Director                                     April 22, 2001
-------------------------
Damian C. Georgino

                   AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                  Index to consolidated financial statements


                                                                     Page
                                                                    Number
                                                                    ------

Reports of Independent Certified Public Accountants                   F-2



Consolidated Balance Sheets
     as of December 31, 2001 and 2000                                 F-4



Consolidated Statements of Operations
     for the years ended December 31, 2001 and 2000                   F-5



Consolidated Statements of Stockholders' Equity
     for the years ended December 31, 2001 and 2000                   F-6


Consolidated Statements of Cash Flows
     for the years ended December 31, 2001 and 2000                   F-7



Notes to Consolidated Financial Statements                            F-8

                          Independent Auditors' Report
                          ----------------------------


The Board of Directors
Aqua Care Systems, Inc.:


We have audited the accompanying consolidated balance sheet of Aqua Care Systems, Inc. and subsidiaries as of December 31, 2001 and the related statements of consolidated operations, shareholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aqua Care Systems, Inc. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying 2001 consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


KPMG LLP
Orange County, California
March 22, 2002

               Report of Independent Certified Public Accountants



To the board of Directors of
Aqua Care Systems, Inc.

We have audited the accompanying consolidated balance sheet of Aqua Care Systems, Inc., as of December 31, 2000 and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Aqua Care Systems, Inc. at December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


                                                BDO Seidman, LLP

Miami, Florida
February 16, 2001, except for
Note 13 (a), which is as of March 8, 2001

                      AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                            Consolidated Balance Sheets


                                                                                                December 31,         December 31,
                                                                                                   2001                 2000
                                                                                              -----------------------------------
Assets
      Current assets:
          Cash and cash equivalents                                                           $    234,243           $ 2,985,579
          Account receivable, net of allowance for doubtful accounts of
               $188,903 and $100,000 as of December 31, 2001 and 2000, respectively              1,221,816             1,516,150
          Inventory, net                                                                           692,508               680,017
          Prepaids and other                                                                       205,365               147,575
          Notes receivable                                                                         227,843                     -
                                                                                              -----------------------------------
      Total current assets                                                                       2,581,775             5,329,321

      Property, plant and equipment, net                                                         3,545,032             3,683,580
      Intangible assets, net                                                                             -             1,433,176
      Other assets                                                                                 106,918               125,515
                                                                                              -----------------------------------
Total assets                                                                                  $  6,233,725          $ 10,571,592
                                                                                              ===================================
Liabilities
      Current liabilities:
          Accounts payable                                                                    $  1,381,711           $ 1,725,140
          Accrued expenses                                                                         647,210               483,611
          Current maturities of long-term debt                                                   2,462,807               928,604
          Liabilities of discontinued operations                                                    58,456               899,823
          Deferred revenue                                                                         303,990                     -
                                                                                              -----------------------------------
      Total current liabilities                                                                  4,854,174             4,037,178

      Long-term debt, less current maturities                                                            -             1,218,707
                                                                                              -----------------------------------
      Total liabilities                                                                          4,854,174             5,255,885
                                                                                              -----------------------------------
Commitments, contingencies and subsequent events

Shareholders' equity
      Preferred stock, $.001 par; 5,000,000 shares authorized,
          none outstanding                                                                               -                     -
      Common stock, $.001 par; 30,000,000 shares authorized,
          3,256,814 and 2,971,238 shares issued and outstanding
          as of December 31, 2001 and 2000, respectively                                             3,257                 2,971
      Additional paid -in capital                                                               17,604,411            17,185,803
      Accumulated deficit                                                                      (16,228,117)          (11,873,067)
                                                                                              -----------------------------------
      Total shareholders' equity                                                                 1,379,551             5,315,707
                                                                                              -----------------------------------
Total liabilities and shareholders' equity                                                    $  6,233,725          $ 10,571,592
                                                                                              ===================================

         See accompanying notes to consolidated financial statements.

                     AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                                                                   For the year ended
                                                                                                      December 31,
                                                                                               2001                2000
                                                                                       -----------------------------------
      Revenues                                                                            $ 10,826,289        $ 12,505,434

      Cost of revenues                                                                       6,783,855           7,603,291
                                                                                       -----------------------------------
      Gross profit                                                                           4,042,434           4,902,143
                                                                                       -----------------------------------
      Operating expenses:
          Selling, general and administrative                                                5,972,299           5,204,731
          Provision for impairment of goodwill                                               1,341,781                   -
          Severance                                                                            575,000             480,000
          Depreciation and amortization                                                        351,685             477,158
                                                                                       -----------------------------------
      Total operating expenses                                                               8,240,765           6,161,889
                                                                                       -----------------------------------
      Loss from operations                                                                  (4,198,331)         (1,259,746)

      Interest expense, net                                                                   (191,322)           (586,868)

      Other income                                                                              34,603             105,000
                                                                                       -----------------------------------
      Loss from continuing operations                                                       (4,355,050)         (1,741,614)
                                                                                       -----------------------------------
      Loss from discontinued operations                                                              -            (387,607)

      Gain on sale of discontinued operations                                                        -           1,357,643

      Net loss                                                                            $ (4,355,050)       $   (771,578)
                                                                                       ===================================
      Loss per share from continuing operations,
          basic and diluted                                                               $      (1.43)       $      (0.60)

      Income per share from discontinuing operations,
          basic and diluted                                                               $          -        $       0.34
                                                                                       -----------------------------------
      Net loss per share, basic and diluted                                               $      (1.43)       $      (0.26)
                                                                                       ===================================
      Weighted average number of outstanding shares
          of Common Stock, basic and diluted                                                 3,043,065           2,922,638
                                                                                       ===================================

          See accompanying notes to consolidated financial statements

                   AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                Consolidated Statements of Shareholders' Equity

                                                   Common Stock           Additional
                                            ---------------------------    Paid - in
                                               Shares         Amount        Capital                 Deficit                Total
                                            --------------  -----------  ----------------       ----------------      --------------
             Amounts at January 1, 2000         2,899,506       $ 2,900     $ 17,102,319          $ (11,101,489)        $ 6,003,730

          Warrants issued in connection
             with the issuance of debt                  -             -           30,600                      -              30,600

  Contribution to Employee Benefit Plan            71,732            71           52,884                     -               52,955

                               Net loss                 -             -                -              (771,578)            (771,578)
                                            --------------  -----------  ----------------       ----------------      --------------
           Amounts at December 31, 2000         2,971,238         2,971       17,185,803           (11,873,067)           5,315,707

                Stock options exercised           156,875           157          218,190                     -              218,347

      Stock issued for payment of debt              2,500             3            4,998                     -                5,001

      Stock issued in Private Placement            78,944            79          149,921                     -              150,000

  Contribution to Employee Benefit Plan            47,257            47           45,499                     -               45,546

                               Net loss                 -             -                -            (4,355,050)          (4,355,050)
                                            --------------  -----------  ----------------       ----------------      --------------
           Amounts at December 31, 2001         3,256,814       $ 3,257     $ 17,604,411         $ (16,228,117)         $ 1,379,551
                                            ==============  ===========  ================       ================      ==============

     See accompanying notes to consolidated financial statements

                   AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows

                                                                    For the year ended
                                                                        December 31,
                                                                  2001            2000
                                                              ----------------------------
Cash Flows from:
Operating Activities:
Net loss                                                      $ (4,355,050)   $   (771,578)
Adjustments to reconcile net loss to net cash
      (used in) provided by operating activities:
          Gain on sale of net assets of subsidiaries                    --      (1,462,643)
          Depreciation and amortization                            351,685         477,158
          Provision for impairment of goodwill                   1,341,781              --
          Provision for doubtful accounts                           88,903         116,910
          Pension contribution paid through issuance of
            Common Stock                                            45,546          52,955
          Non-cash compensation                                      5,001              --
Changes in assets and liabilities:
          Decrease in accounts receivable                          205,431         833,477
          (Increase) Decrease in inventory                         (12,491)        259,550
          (Increase) Decrease in prepaids and other                (57,790)         76,453
          Decrease in other assets                                  18,597         229,269
          Decrease in accounts payable and accrued expenses       (179,830)       (209,431)
          Increase in deferred revenue                             303,990            --
          Net effect of discontinued operations                   (841,367)        434,656
                                                              ----------------------------
Net cash used in operating activities                           (3,085,594)         36,776
                                                              ----------------------------

Investing Activities:
          Proceeds from sale of net assets of subsidiary                --       5,205,000
          Proceeds from sale of land and building                       --         650,000
          Payments received on notes receivable                         --          24,000
          Increase in notes receivable                            (227,843)             --
          Capital expenditures                                    (121,742)       (187,802)
                                                              ----------------------------

Net cash (used in) provided by investing activities               (349,585)      5,691,198
                                                              ----------------------------

Financing Activities:
          Proceeds from issuance of notes payable and
            long-term debt                                       8,971,452      13,133,681
          Repayment of notes payable and
            long-term debt                                      (8,655,956)    (16,337,040)
          Proceeds from private placement                          150,000              --
          Proceeds from issuance of common stock                   218,347              --
                                                              ----------------------------

Net cash (used in) financing activities                            683,843      (3,203,359)
                                                              ----------------------------

Net (decrease) increase in cash and cash equivalents            (2,751,336)      2,524,615

Cash and cash equivalents, beginning of period                   2,985,579         460,964
                                                              ----------------------------

Cash and cash equivalents, end of period                      $    234,243    $  2,985,579
                                                              ============================

         See accompanying notes to consolidated financial statements.

                   AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

1.   Summary of Significant Accounting Policies

     Business

     Aqua Care Systems, Inc. and subsidiaries, (the "Company" or "ACSI"), is engaged in the design, engineering, manufacturing, assembly, sales, marketing, distribution and service of fluid handling and filtration systems and products and products and water filtration and purification products. Currently, it provides equipment sales and service for clients in the United States and abroad. Subsidiaries include the Industrial Division (f/k/a the Filtration & Separation Dynamics) of Aqua Care Systems, Inc., ("FSDA"), and the Residential Division (f/k/a KISS International, Inc. ("KISS").

     Liquidity

     The Company experienced net losses of $4,355,050 and $771,578 during the years of 2001 and 2000, respectively. The Company also had negative working capital of $2,272,399 as of December 31, 2001. A significant portion of the loss in 2001 was related to the write off of impaired goodwill ($1,341,781) and one time expenses related to the tender offer completed in February 2001 (approximately $1,066,000). The operating loss for the year resulted from the need by the Residential Division to transition to a new retail financing agreement and the impact to both operating divisions by the recession of the U.S. economy and the tragic events of September 11, 2001. As the economy continues to improve, companies are beginning to return to previous levels of spending on capital equipment. Bookings for the first quarter of 2002 showed improvement over the 4th quarter of 2001 results. Management is focusing on reducing overhead costs and increasing sales, and anticipates a return to profitability within the next six months. The Company is also in the process of completing a private placement to increase the working capital available. Management expects that the funds generated from the private placement and improving operations, along with its credit facilities will provide enough working capital to meet its debt service requirements and obligations during 2002. The Company received a going concern opinion from its independent auditors for the fiscal year 2001 consolidated financial statements. There can be no assurance that the Company can be successful in raising sufficient capital of returning to profitable operations.

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

                   AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


     Intangible Assets

     The Company applies the provisions of Statement of Financial Accounting Standards No. (Statement) 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The Company reviews for the impairment of long-lived assets to be held and used in the business whenever events or changes in circumstances indicate that the carrying amount of an asset or a group of assets may not be recoverable. The Company considers a trend of operating results that are not in line with management's expectation to be its primary indicator of potential impairment. For the purposes of Statement 121, assets are generally evaluated for impairment at the division level, which management believes is the lowest level for which there are identifiable cash flows. The Company deems a long-lived asset to be impaired if a forecast of discounted future operating cash flows directly related to the asset, including disposal value, if any, is less than its carrying amount. If an asset is determined to be impaired, the loss is measured as the amount by which the carrying amount of the asset exceeds its fair value. Fair value is based on management's estimates determined using the best information available, including the results of valuation techniques such as discounting estimated future cash flows as if the decision to continue to use the impaired division was a new investment decision. Considerable management judgement is necessary to estimate discounted future cash flows and fair value. Actual fair value of an asset is the amount at which the asset could be bought or sold in a current transaction between willing parties, accordingly, actual fair value results could vary significantly from such estimates.

     Based on projected cash flows of the Residential Division and Industrial Division, a noncash impairment charge of $1,116,324 and $225,158, respectively, was recorded in 2001 to reduce the carrying amount of the divisions to zero.

     New Accounting Standards

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interest method is no longer permitted and is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead reviewed for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company believes the future adoption of these statements will not have a material impact on its financial position, results of operations or liquidity.

     FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" in September 2001. SFAS No. 143 is effective for fiscal years beginning after June 15, 2001, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Management has not assessed whether the application of these standards will have a material effect on the Company's financial position, results of operations or liquidity.

     FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" in October 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment of disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Management is in the process of determining if the application of these standards will have material effect on the Company's financial position, results of operation or liquidity.

     Revenue Recognition

     Equipment and parts sales are recognized when products are shipped, and service revenues are recognized as the services are performed.

     Income Taxes

     Income taxes are accounted for using the liability approach under the provisions of SFAS No. 109.

     Fair Value of Financial Instruments

     The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are measured at cost which approximates their fair value because of the short maturity of these instruments. The carrying amount of the Company's borrowings under the line of credit and long-term debt approximates their fair value because the interest rate on the instruments fluctuate with market interest rates or represents borrowing rates available with similar terms.

                   AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


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

     Loss Per Share

     Basic loss per share are computed on the basis of the weighted average number of common shares outstanding during each year. Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

     Statements of Cash Flows

     For purposes of the statements of cash flows, the Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents.

     Advertising Costs

     The Company expenses production costs of print advertisements as of the first date the advertisements take place. Advertising expenses included in selling, general and administrative expenses were $42,984 and $53,000, respectively, for the twelve months ended December 31, 2001 and 2000.

                   AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

2.     Inventory
                                                         December 31, 2001             December 31, 2000
                                                       ---------------------         ----------------------
Materials and purchased parts                          $             557,834         $              533,852
Work in process                                                      144,674                        146,165
                                                       ---------------------         ----------------------
Total                                                  $             702,508         $              680,017
Less inventory reserve                                               (10,000)                             -
                                                       ---------------------         ----------------------

Total inventory                                        $             692,508         $              680,017
                                                       =====================         ======================

3.     Property, Plant and Equipment
                                                         December 31, 2001             December 31, 2000
                                                       ---------------------         ----------------------

Land and buildings                                     $           2,000,000         $            2,000,000
Machinery and equipment                                            2,406,459                      2,284,716
Furniture and fixtures                                               577,086                        577,087
Leasehold improvements                                                34,125                         34,125
                                                       ---------------------         ----------------------

                                                       $           5,017,670         $            4,895,928
Less accumulated depreciation                                     (1,472,638)                    (1,212,348)
                                                       ---------------------         ----------------------

Net property, plant and equipment                      $           3,545,032         $            3,683,580
                                                       =====================         ======================
4.     Intangible Assets
                                                         December 31, 2001             December 31, 2000
                                                       ---------------------         ----------------------

Goodwill                                               $                   -         $            2,417,831
Less accumulated amortization                                              -                       (984,655)
                                                       ---------------------         ----------------------

Net intangible assets                                  $                   -         $            1,433,176
                                                       =====================         ======================

     During the second quarter of 2001, the Residential Division (KISS) recognized an impairment of goodwill previously recorded amounting to $1,116,324. During the Fourth quarter of 2001 the Industrial Division (FSDA) recognized an impairment of goodwill of $ 225,158. Such impairments were recognized, as the Company does not expect positive future operating cash flows to be derived from these intangible assets.

                   AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements



5.       Debt

                                                                                 December 31, 2001  December 31, 2000
                                                                                 -----------------  -----------------

         Prime plus 1.25%, (6% at December 31, 2001), revolving credit lines, providing for borrowings, subject to certain collateral requirements and loan covenants, of up to $3,900,000 through June 2005, principally collaterialized by accounts receivable and inventory of FSDA, (see (b),
         (d),(e)  below)                                                             $    706,257     $   672,557

         Prime plus 1.25%, (6% at December 31, 2001), note payable, principal and interest payable monthly with an estimated balloon payment of approximately $721,000 due June 2005, principally collateralized by
         property and plant of FSDA, (see (b), (c), (d),(e) below)                        931,917       1,002,250

         Prime plus 1.25%, (6% at December 31, 2001), note payable, principal and interest payable monthly with an estimated balloon payment of approximately $105,000 due June 2005, principally collaterialized by
         machinery and equipment of FSDA, (see (b), (c), (d),(e) below)                   286,790         347,504

         Prime plus 2%, (6.75% at December 31, 2001), revolving credit lines, providing for borrowings, subject to certain collateral requirements and loan covenants, of up to $400,000 through October 2002, principally
         collaterialized by accounts receivable of KISS, (e).                             210,000               -

         10% unsecured notes payable to former affiliated entity                          125,000         125,000

         8 to 10% unsecured notes                                                         202,843               -
                                                                                     ------------     -----------

                                                                                        2,462,807       2,147,311
         Less current maturities, (see note (e) below)                                 (2,462,807)       (928,604)
                                                                                     ------------     -----------
         Total long-term debt, (see note (e) below)                                  $          -     $ 1,218,707
                                                                                     ============     ===========

         At December 31, 2001, scheduled maturities of long-term debt are:

                                 2002                                                $  1,375,147
                                 2003                                                     131,047
                                 2004                                                     131,047
                                 2005                                                     825,566
                                 2006                                                           -
                                                                                     ------------

                                                                                     $  2,462,807
                                                                                     ============

         (a) The weighted average interest rate of all borrowing was 6.4% and 10.6% for the years ended December 31, 2001 and 2000 respectively.

         (b) On January 1, 2001, the company signed an amendment to the above notesm, which adjusted the advance guidelines to account for business discontinued in 2000.

         (c) On March 14, 2000 the Company refinanced the above noted debt. In connection with such refinancing the principal payments were reduced from $80,000 to $23,191 per month, and the interest rates were reduced from Prime plus 2.5% and 11% fixed to Prime plus 1.25%, (6% at December 31, 2001.) As of December 31, 2001, principal payments were $10,876 per month.

                   AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

     (d) During July 1998, the Company received net proceeds of $1,465,847 from the issuance of $1,500,000 in secured subordinated debentures which bore interest at the rate of 12% per year. In conjunction with the above noted financing, the Company issued 115,500 warrants to purchase the Company's Common Stock at an exercise price of $2.60 per share. The warrants contain certain call provisions based on the repayment of the debentures and certain market contingencies. Additionally, beginning June 30, 1999 and on each anniversary thereafter that such debentures remained outstanding, the Company agreed to issue to the holder, 30,000 warrants with an exercise price equal to the average bid price for the 20 days prior to such anniversary dates. Based upon the aforementioned, on June 30, 2000 the Company issued 30,000 warrants to purchase the Company's common Stock at an exercise price of $1.48 per share valued at $30,600, using the Black-Scholes pricing model. All remaining capitalized costs were written off in December 2000, upon the payoff of the above noted debt to which they related.

     (e) The Company's loan agreements contain restrictive covenants which require the Company to, among other things, maintain a minimum tangible net worth, maintain certain financial ratios and restrict dividend payments from subsidiaries. Certain loans also provide that the lenders may, at their option, accelerate such loans as a result of, among other things, a material adverse change in the Company's financial position or results of operations. The Company was not in compliance with such covenants. The Company did receive waivers of compliance from both lenders. The Company's primary lender is accelerating its outstanding loans to August 2002, as such the Company has classified all debt as current in the accompanying consolidated balance sheet.

6.   Income Taxes

At December 31, 2001 and 2000, the Company has approximately $12,219,000 and $8,494,000 respectively, of net operating loss carryforwards expiring through 2020, for both financial reporting and income tax purposes. Changes in ownership in 1995 of greater than 50% occurred as a result of the Company's issuances of Common Stock which resulted in an approximate $760,000 annual limitation being imposed upon the future utilization of approximately $5,368,000 of the Company's net operating losses for tax purposes. At December 31, 2001, the company has a deferred tax liability of approximately $258,000 resulting from the difference in depreciation between book and tax. Realization of the approximate $4,099,000 and $3,006,000 net deferred tax assets at December 31, 2001 and 2000, respectively, resulting mainly from the available net operating loss carryforwards, is not considered more likely then not and accordingly, a valuation allowance has been recorded for the full amount of such assets.

The reconciliation between the (benefit) provisions for income taxes and the amount, which results from applying the federal statutory rate of 34% to loss before income taxes is as follows:

                                                           2001      2000
                                                          ------    ------
Tax benefit at statutory federal rate                     (34.0)%   (34.0)%
State (credits) taxes, net of federal (credit) tax        ( 2.3)%   ( 6.5)%
Amortization of goodwill                                    9.3 %     7.5 %
Disposal of subsidiaries                                    0.0 %   (36.4)%
Other, net                                                ( 5.4)%   ( 5.3)%
Increase in valuation reserve                              32.4 %    74.7 %
                                                          ------    ------
Effective income tax  rate                                  0.0 %     0.0 %
                                                          ======    ======

7.    Equity Transactions

                   AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements

     (a) At December 31, 2001, the Company has two stock option plans, which are described below. The Company applies APB Opinion 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for options granted to employees. Under APB Opinion 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

     (b) Under the 2001 Performance Equity Plan, the Company may grant options to its employees and certain consultants up to 2,000,000 shares of Common Stock. Under the 2001 Outside Directors' Plan, the Company may grant options to its directors for up to 500,000 shares of Common Stock. Under both plans, the exercise price of each option equals the market price of the Common Stock on the date of grant and an option's maximum term is 10 years from the date of grant.

     (c) On December 7, 2001, the Company completed a private placement in which investment units were issued for $1.90 with each unit consisting of one share of common stock and one-half warrant to purchase one share of the Company's common stock at a price of $2.85 through December 7, 2005. 78,944 units were sold for a total of $150,000. The fair value of the 39,470 warrants, utilizing the Black-Scholes option pricing model, was $41,207.

     FASB statement 123, Accounting for Stock-Based compensation, requires the Company to provide pro forma information regarding net income and earnings per share as if compensation cost for the Company's stock option plans has been determined in accordance with the fair value based method prescribed in FASB Statement 123. The Company estimated the fair value of each stock option at the grant date by using the Black Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001 and 2000; no dividend yield for all years; expected volatility of 84 and 71 percent, respectively; risk-free interest rates of 5.1 and 6.1 percent, respectively and expected lives of 7.1 and 8.0 years, respectively.


      Under the accounting provisions of FASB 123, the Company's net loss and net loss per common share would have been as follows:

                                                        2001         2000
                                                    ------------------------
     Net loss                    As reported        $ (4,355,050) $ (771,578)
                                 Proforma           $ (4,706,421) $ (841,639)

     Net loss per
     common share                As reported        $      (1.43) $    (0.26)
     basic and diluted           Proforma           $      (1.55) $    (0.29)

                   AUQA CARE SYSTEMS, INC. AND SUBSIDIARIES
                  Notes to Consolidated Financial Statements


      A summary of the Company's two fixed stock plans as of December 31, 2001 and 2000, and during the years ending on those dates is presented below:

                                               December 31, 2001                              December 31, 2000
                                              -------------------                            -------------------
                                                                  Weighted-Average                               Weighted-Average
                                         Shares                    Exercise Price         Shares                  Exercise Price
                                      --------------------------------------------------------------------------------------------
Outstanding at beginning of year               444,100            $       2.48                708,100            $      3.13
Granted                                        690,000            $       2.23                195,000            $      1.56
Forfeited                                     (116,525)           $       1.51               (459,000)           $      3.10
Exercised                                     (156,875)                                             -
                                      ----------------                                    -----------
Outstanding at end of year                     860,700            $       2.59                444,100            $      2.48
                                      ================                                    ===========

Options Exercisable at year-end                410,700            $       2.97                200,482            $      2.44
                                      ================                                    ===========
Weighted-average fair value of
options granted during the year       $           1.45                                    $      1.05
                                      ----------------                                    ------------

                           Options Outstanding                                          Options Exercisable
                           ------------------------------------------------------------
                           Number           Weighted-Average                            Number
Range of                   Outstanding      Remaining             Weighted-Average      Exercisable         Weighted-Average
Exercise Prices            at 12/31/01      Contractual Life      Exercise Price        at 12/31/01         Exercise Price
-----------------------------------------------------------------------------------------------------------------------------
$1.00 - $ 2.99                     833,200        7.34 years      $        2.18                  383,200    $         2.11
$3.00 - $20.00                      27,500        3.18 years      $       15.05                   27,500    $        15.05
                           ---------------                                              ----------------

$1.00 - $20.00                     860,700        7.06 years      $        2.59                  410,700    $         2.97
                           ===============                                              ================

As of December 31, 2001 and December 31, 2000, respectively, the Company has reserved an aggregate 1,225,670 and 769,600 shares of Common Stock for issuance upon exercise of options and warrants. No options and warrants are included in the calculation of loss per share for the twelve months ended December 31, 2001 and 2000, as the effect would be anti-dilutive. 860,700 options, which expire at various times through 2011, and 364,970 warrants, which expire at various times through 2005, remain outstanding as of December 31, 2001.

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

                   AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets


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

Balance sheet and statement of operations highlights of such discontinued operations are as follows:


                                                                        December 31,                             December 31,
                                                   CWES          DMPC      2001               CWES         DMPC      2000
                                             ----------   -----------   ------------  ------------  -----------  ------------
Accounts payable and accrued liabilities     $        -   $    58,456   $    58,456   $          -  $   899,823  $  899,823
                                             ----------   -----------   -----------   ------------  -----------  ----------
Liabilities of discontinued operations                -        58,456        58,456              -      899,823     899,823
                                             ==========   ===========   ===========   ============  ===========  ==========

                                                                        For the year                             For the year
                                                                               ended                                    ended
                                                                         Deceber 31,                              Deceber 31,
                                                   CWES          DMPC           2001          CWES         DMPC          2000
                                             ----------   -----------   ------------  ------------  -----------  ------------
Revenues                                     $        -   $         -   $          -  $ 1,069,167   $ 3,527,443  $  4,596,610
Expenses                                              -             -              -    1,080,849     3,903,368     4,984,217
                                             ----------   -----------   ------------  -----------   -----------  ------------

Loss from discontinued operations            $        -   $         -   $          -      (11,682)  $  (375,925) $   (387,607)
                                             ==========   ===========   ============  ===========   ===========  ============

9.   Segment Information

     The Company's reportable segments are strategic businesses that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Industrial Division manufactures and distributes equipment in the industrial and municipal fluid handling and filtration segment including, but not limited to, filter presses, pressure leaf filters and tubular filters. The Residential Division manufactures and distributes commercial and residential water filtration and purification equipment including, but not limited to, water softeners, reverse osmosis systems and water filters. The Company primarily evaluates the operating performance of its segments based on the categories noted in the table below. Export sales to countries principally in North America, Asia and South America, for 2001 and 2000 aggregated approximately $2,014,000 and $2,720,000. During 2001 and 2000, the Company had no intercompany sales. During the third quarter of 2000, the Industrial Division sold substantially all of the net assets of Gravity Flow Systems, Inc. (GFSI) for $105,000 in cash. The Division realized a gain on this sale of $105,000. Financial information for the Company's business segments is as follows:

                   AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets


                                                                      For the year ended       For the year ended
                                                                      December 31, 2001        December 31, 2000
                                                                    ---------------------    ---------------------
Revenues
--------
Industrial and municipal fluid handling and filtration              $        7,770,792       $        8,785,835
Commercial and residential water filtration and purification                 3,055,497                3,719,599
                                                                    ------------------       ------------------

Total revenues                                                      $       10,826,289       $       12,505,434
                                                                    ==================       ==================

Operating (loss) income
-----------------------
Industrial and municipal fluid handling and filtration              $       (1,131,225)      $         (202,607)
Commercial and residential water filtration and purification                (1,135,361)                 442,904
Corporate                                                                   (2,088,464)              (1,500,043)
                                                                    ------------------       ------------------

Total operating loss                                                $       (4,355,050)      $       (1,259,746)
                                                                    ==================       ==================

                                                                      For the year ended       For the year ended
                                                                      December 31, 2001        December 31, 2000
                                                                    ---------------------    ---------------------
Depreciation and amortization
-----------------------------
Industrial and municipal fluid handling and filtration              $          215,442       $          201,615
Commercial and residential water filtration and purification                   136,243                  199,560
Corporate                                                                            -                   75,983
                                                                    ------------------       ------------------

Total depreciation and amortization                                 $          351,685       $          477,158
                                                                    ==================       ==================

Interest expense, net
---------------------
Industrial and municipal fluid handling and filtration              $         (212,990)      $         (218,738)
Commercial and residential water filtration and purification        $           (2,111)                       -
Corporate                                                                       23,779                 (368,130)
                                                                    ------------------       ------------------

Total interest expense, net                                         $         (191,322)      $         (586,868)
                                                                    ==================       ==================

Capital expenditures
--------------------
Industrial and municipal fluid handling and filtration              $           82,961       $          158,858
Commercial and residential water filtration and purification                    38,781                   24,400
Corporate                                                                            -                    4,544
                                                                    ------------------       ------------------
Total capital expenditures                                          $          121,742       $          187,802
                                                                    ==================       ==================

                                                                     December 31, 2001         December 31, 2000
                                                                     -----------------         -----------------
Total assets
------------
Industrial and municipal fluid handling and filtration               $       4,875,574         $      5,334,030
Commercial and residential water filtration and purification                   701,265                2,176,616
Corporate                                                                      656,886                3,060,946
                                                                     -----------------         ----------------

Total assets                                                         $       6,233,725         $     10,571,592
                                                                     =================         ================

                   AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                          Consolidated Balance Sheets


10.  Financing Fees

     The Company offers a retail financing program for the purpose of assisting its subsidiaries' water purification customers (dealers) in obtaining financing through an arrangement with an unrelated lending company. As compensation for its services, the Company receives fees based on amounts financed. The company bears no credit risk, but could share in the risk associated with dealer fraud. Net fees for the twelve months ended December 31, 2001 and 2000 aggregated approximately $561,000 and $432,000, respectively, and are included in revenues. In 2000 the Company was formally notified that the lending company would exit the residential water equipment financing business effective October 2001. As such, the Company reached an agreement with a new financing entity with similar terms. The financial impact of the transition to the new financing agreement was a negative impact due to a reduction in the number of agreements financed and reduced revenue to the Residential Division.

11.  Supplemental Cash Flow Information

     For the twelve months ended December 31, 2001 and 2000, the Company paid $206,689 and $525,493, respectively, for interest.

12.  Commitments and Contingencies

     (a) The Company leases vehicles and office/warehouse space under operating leases, which expire through 2004. Total rent expense aggregated $129,000 and $162,000 for the twelve months ended December 30, 2001 and 2000, respectively.

     Approximate future annual minimum lease payments under operating leases at December 31, 2001 are as follows:

                            2002                 $ 168,620
                            2003                 $ 154,544
                            2004                 $ 146,735
                            2005                 $  70,362
                            2006                 $     329
                                                 ---------
                                                 $ 540,590

     (b) In January 1994, the Company adopted a 401(k) employee savings and retirement plan. Under the provisions of the Plan, the Company may elect to match each employee's contribution to the Plan at the rate of 50% in Common Stock. Any Common Stock granted is restricted stock and vests over a two year period on a quarterly basis. During the twelve months ended December 31, 2001 and 2000, the Company contributed 47,257 and 71,732 shares of restricted Common Stock valued at $45,546 and $52,955 respectively.

     (c) On April 11, 2001, the Company entered into a three-year employment agreement with the company's President and Chief Executive Officer, H. Martin Jessen. The employment agreement provides for base salaries of $200,000, $250,000 and $300,000 per annum for the yearly periods beginning April 12, 2001, April 9, 2002, and April 9, 2003, respectively, plus bonuses, if any, as determined by the Company's Board of Directors. In connection with such employment agreement, the Company granted Mr. Jessen options to purchase 300,000 shares of Common Stock at $2.25 per share. The above options expire ten years from the date of grant, and are exercisable one-third as of April 12, 2001, one-third one year from the date of grant and on-third on the last day of the initial term of the employment agreement. The employment

                   AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                     Notes to Consolidated Balance Sheets

agreement contains provisions for severance payments in the event of a change of control of the Company, material default by the Company, termination of Mr. Jessen without cause and resignation by Mr. Jessen.

     (d) On April 12, 2001, the Company entered into a three-year employment agreement with the Company's General Counsel, Ronald E. Spire. The employment agreement provides for base salaries of $100,000, $125,000 and $125,000 per annum for the yearly periods beginning April 15, 2001, April 14, 2002, and April 14, 2003, respectively, plus bonuses, if any, as determined by the Company's board of Directors. In connection with such employment agreement, the Company granted Mr. Spire options to purchase 75,000 shares of Common Stock at $2.25 per share. The above options expire ten years from the date of grant, and are exercisable one-third as of April 15, 2001, one-third one year from the date of grant and one-third on the last day of the initial term of the employment agreement. The employment agreement contains provisions for severance payments in the event of a change of control of the Company, material default by the Company, termination of Mr. Spire without cause and resignation by Mr. Spire.

     (e) On July 9, 2001, the Company entered into three-year employment agreements with the Company's Vice President of Municipal Projects, Vice President and General Manager of the Industrial Division and Vice President and General Manager the Residential Division. The Agreements provide for base salaries of $80,000, $90,000 and $100,000; $120,000, $135,000 and $150,000; and
$110,000, $125,000, and $140,000 per annum for the yearly periods beginning July 9, 2001, 2002, and 2003, respectively, plus bonuses, if any, as determined by the Company's Board of Directors. In connection with such Agreements, the Company granted each of the above noted executives options to purchase 75,000 shares of Common Stock at $2.25 per share. The options expire ten years from the date of grant, and are exercisable one-third as of the date of grant, one-third one year from the date of grant and one-third on the last day of the initial term of the employment agreements. Each employment agreement contains provisions for severance payments in the event of termination without cause.

     (f) On September 4, 2001, the Company entered into a three-year employment agreement with the Company's Chief Financial Officer. The Agreement provides for base salaries of $118,750, $130,000 and $145,000; per annum for the yearly periods beginning December 31, 2001, 2002, and 2003, respectively, plus bonuses, if any, as determined by the Company's Board of Directors. In connection with such Agreements, the Company granted the above noted executive options to purchase 75,000 shares of Common Stock at $2.25 per share. The options expire ten years from the date of grant, and are exercisable one-third as of the date of grant, one-third one year from the date of grant and one-third on the last day of the initial term of the employment agreements. The employment agreement contains provisions for severance payments in the event of termination without cause.

     (g) The Company is or may become involved in various lawsuits, claims and proceedings in the normal course of its business including those pertaining to product liability, environmental, safety and health, and employment matters. The company records liabilities when loss amounts are determined to be probable and reasonably estimable. Insurance recoveries are recorded only when claims for recovery are settled. Although generally the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, management believes, based on facts presently known, that the outcome of such legal proceedings and claims will not have a material adverse effect on the Company's financial position, liquidity, or future results of operations.

                   AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                     Notes to Consolidated Balance Sheets

13.  Tender Offer

     (a) On February 22, 2001, AV, Inc., a Delaware corporation, ("AV"), commenced a tender offer to purchase up to 900,000 shares of the outstanding Common Stock for $2.25 per share in cash. On March 8, 2001, the Company's Board of directors voted to recommend that Aqua Care's shareholders accept a modified offer by AV to purchase up to 1,050,000 shares of Common Stock for $2.25 per share in cash.

     (b) On March 28, 2001, the tender offer expired with shareholders tendering 1,614,923 shares of Common Stock, of which, AV purchased 1,050,000 shares, on a pro-rata basis, for $2.25 per share in cash. As a result of the tender offer and in accordance with the 1991 Performance Equity Plan, (see Note
7), all of the Plan's outstanding options to purchase Common Stock became immediately vested. Immediately subsequent to the consummation of the tender offer, AV owned approximately 40% of the issued and outstanding Common Stock.

  14.     Subsequent Events

On February 4, 2002 the Company put a short term line of credit in place with a financial institution for $500,000. The interest rate is prime plus 1.5%, currently 6.25%. This loan expires in June 2002. The loan is for use as working capital. The loan is guaranteed by one of the Company's Directors, Mr. Walter Neubauer.

                                 Exhibit Index

Exhibit
Number         Exhibit Description

21.1           SUBSIDIARIES OF THE REGISTRANT