Form 10QSB
period 2002-03-31
AQUA CARE SYSTEMS INC /DE/
filed 2002-05-15
CIK 910566

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended             March 31,  2002
                                    ----------------------------------------

[  ]  TRANSITION REPORT UNDER SECTION 13 OR (15d) OF THE EXCHANGE ACT

      For the transition period from _________________ to __________________

                         Commission File Number 0-22434

                          AQUA CARE SYSTEMS, INC.
           ----------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)

             DELAWARE                                13-3615311
        ------------------------------       ---------------------------------
       (State or other jurisdiction of        (IRS Employer Identification No.)
        incorporation or organization)

                        965 Park Center Drive, Vista, CA 92083
            ---------------------------------------------------------------
                       (Address of principal executive offices)

                                 (760) 599-0200
                             ------------------------
                           (Issuer's telephone number)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                               Yes    X    No____
                                     ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
                                                  Number of Shares Outstanding
                                                         On April 30, 2002
                                                       ---------------------
             Class
             -----

Common Stock,   $  .001 Par Value                           3,274,618
                                                            ---------

        Transitional small business disclosure format:

                               Yes _____  No    X
                                              -----

                             AQUA CARE SYSTEMS, INC.

                                 INDEX TO 10-QSB

PART I.   FINANCIAL INFORMATION

          ITEM 1.     Consolidated Balance Sheets as of March 31, 2002,
          ------      (unaudited), and December 31, 2001

                      Consolidated Statements of Operations for the three months ended March 31, 2002, (unaudited), and March 31, 2001, (unaudited)

                      Consolidated Statements of Cash Flows for the three months ended March 31, 2002, (unaudited), and March 31, 2001, (unaudited)

                      Notes to Consolidated Financial Statements

          ITEM 2.     Management's Discussion and Analysis of Financial
          -------     Condition and Results of Operations.

PART II.  OTHER INFORMATION

          ITEM 1.     Legal Proceedings
          -------

          ITEM 4.     Submission of Matters to a Vote of Security Holders
          -------

          ITEM 6.     Exhibits and Reports on Form 8-K
          -------

                         PART I - FINANCIAL INFORMATION
                         -------------------------------

Item 1.   Financial Statements
-------   --------------------

          The interim consolidated financial statements included in this Form 10-QSB are unaudited, and in the opinion of management, reflect all adjustments necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year.

          These interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-KSB for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on April 22, 2002.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       Unaudited with respect to March 31, 2002

                                                                              March 31,    December 31,
                                                                                2002           2001
                                                                          ----------------------------

Assets
  Current assets:
    Cash and cash equivalents                                             $      99,942  $     234,243
    Accounts receivable, net of allowance for doubtful accounts of
      $188,903 as of March 31, 2002 and December 31, 2001, respectively       1,102,517      1,221,816
    Inventory, net                                                              713,020        692,508
    Prepaids and other                                                          232,946        205,365
    Notes receivable                                                            269,964        227,843
                                                                          ----------------------------

  Total current assets                                                        2,418,389      2,581,775

  Property, plant and equipment, net                                          3,496,837      3,545,032
  Other assets                                                                  100,498        106,918
                                                                          ----------------------------
Total assets                                                              $   6,015,724  $   6,233,725
                                                                          ============================
Liabilities
  Current liabilities:
    Accounts payable                                                      $   1,655,440  $   1,381,711
    Accrued expenses                                                            502,718        647,210
    Current maturities of long-term debt                                      2,595,686      2,462,807
    Other Liabilities                                                             4,604            -
    Liabilities of discontinued operations                                       58,456         58,456
    Deferred revenue                                                            251,650        303,990
                                                                          ----------------------------

  Total current liabilities                                                   5,068,554      4,854,174

  Long-term debt, less current maturities                                           -              -
                                                                          ----------------------------
  Total liabilities                                                           5,068,554      4,854,174
                                                                          ============================

Commitments, contingencies and subsequent events

Shareholders' equity
  Preferred stock, $.001 par; 5,000,000 shares authorized,
    none outstanding                                                                -              -
  Common stock, $.001 par; 30,000,000 shares authorized,
    3,274,618 and 3,256,814 shares issued and outstanding
    as of March 31, 2002 and December 31, 2001, respectively                      3,275          3,257
  Additional paid -in capital                                                17,624,868     17,604,411
  Accumulated Deficit                                                       (16,680,973)   (16,228,117)
                                                                          ----------------------------
  Total shareholders' equity                                                    947,170      1,379,551
                                                                          ----------------------------
Total liabilities and shareholders' equity                                $   6,015,724  $   6,233,725
                                                                          ============================

                  See accompanying notes to consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                 For the three months ended
                                                                         March 31,
                                                             2002                      2001
                                                      ---------------           -----------------
Revenues                                               $    1,905,125            $      3,377,963

Cost of revenues                                            1,021,602                   1,978,440
                                                      ---------------           -----------------

Gross Profit                                                  883,523                   1,399,523
                                                      ---------------           -----------------

Operating expenses
   Selling, general and administrative                      1,140,405                   1,433,994
   Severance expense                                          100,996                     450,000
   Depreciation and amortization                               60,000                     100,294
                                                      ---------------           -----------------
Total operating expenses                                    1,301,401                   1,984,288
                                                      ---------------           -----------------
Loss from operations                                         (417,878)                   (584,765)
Other income                                                   13,748                         -
Interest expense, net                                         (48,726)                    (43,059)
                                                      ---------------           -----------------
Loss before extraordinary item                               (452,856)                   (627,824)
Extraordinary item, gain of extinguisment of debt                 -                       243,335
                                                      ---------------           -----------------
Net loss                                               $     (452,856)           $       (384,489)
                                                      ===============           =================
Loss per share before extraordinary item,
   basic and diluted                                   $        (0.14)           $          (0.21)
Income per share from extraordinary item,
   basic and diluted                                   $          -              $           0.08
                                                      ---------------           -----------------
Net loss per share, basic and diluted                  $        (0.14)           $          (0.13)
                                                      ===============           =================
Weighted average number of outstanding shares
   of common stock, basic and diluted                       3,256,814                   2,973,278
                                                      ===============           =================

                  See accompanying notes to consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                           For the three months ended
                                                                                    March 31,
                                                                              2002             2001
                                                                        -----------------------------------
Operating Activities
Net loss                                                                 $     (452,856)   $       (384,489)
Adjustments to reconcile net loss to net cash
   used in operating activities:
       Depreciation and amortization                                             60,000             100,294
       Gain on extinguishment of debt                                               -              (243,335)
       Provision for doubtful accounts                                              -               (30,000)
       Pension contribution paid through issuance of
        common stock                                                             20,475              14,069
Changes in assets and liabilities:
       (Increase) decrease in accounts receivable                               119,299             (70,834)
       Increase in inventory                                                 (20,512.00)           (201,509)
       Increase in prepaids and other                                           (27,581)            (35,451)
       Decrease in other assets                                                   6,420               8,029
       Increase in accounts payable, accrued expenses and other
        liabilities                                                             133,841             364,213
       Decrease in deferred revenue                                             (52,340)                -
       Net effect of discontinued operations                                        -              (802,147)
                                                                        -----------------------------------

Net cash used in operating activities                                          (213,254)         (1,281,160)
                                                                        -----------------------------------

Investing Activities:
       Capital expenditures                                                     (11,805)            (28,037)
       Increase in notes receivable                                             (42,121)                -
                                                                        -----------------------------------

Net cash used in investing activities                                           (53,926)            (28,037)
                                                                        -----------------------------------

Financing Activities:
       Proceeds from issuance of notes payable and
        long-term debt                                                          165,640           2,607,352
       Repayment of notes payable and
        long-term debt                                                          (32,761)         (2,777,638)
       Proceeds from exercise of stock options                                      -                12,525
                                                                        -----------------------------------

Net cash provided by (used in) financing activities                             132,879            (157,761)
                                                                        -----------------------------------

Net decrease in cash and cash equivalents                                      (134,301)         (1,466,958)

Cash and cash equivalents, beginning of period                                  234,243           2,985,579
                                                                        -----------------------------------

Cash and cash equivalents, end of period                                 $       99,942    $      1,518,621
                                                                        ===================================

                  See accompanying notes to consolidated financial statements.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Unaudited with respect to March 31, 2002 and 2001)

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Business

         Aqua Care Systems, Inc. and subsidiaries (the "Company" or "ACSI") is engaged in the design, engineering, manufacturing, assembly, sales, marketing, distribution and service of fluid handling and filtration systems and products and products and water filtration and purification products. Currently, it provides equipment sales and service for clients in the United States and abroad. Subsidiaries of Aqua Care Systems, Inc. include the Industrial Division (f/k/a the Filtration & Separation Dynamics) ("FSDA"), and the Residential Division (f/k/a KISS International, Inc.) ("KISS").

         Basis of Presentation

         The accompanying unaudited consolidated financial statements as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the three month periods ended March 31, 2002 and 2001, are not necessarily indicative of the results that may be expected for the years ending December 31, 2002 and 2001. The consolidated balance sheet information as of December 31, 2001 was derived from the audited consolidated financial statements included in the Company's Form 10-KSB. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

         Principles of Consolidation

         The accompanying unaudited consolidated financial statements include the accounts of all subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation.

         Liquidity

         The Company received a "going concern" opinion from its independent auditors for the fiscal year ended December 31, 2001 on its consolidated financial statements. There can be no assurance that the Company can be successful in raising sufficient capital or returning to profitable operations. Bookings for the first quarter of 2002 showed improvement over bookings in the 4th quarter of 2001. Management is focusing on reducing overhead costs and increasing sales, and anticipates a return to profitability within the next three months. The Company is also in the process of completing a private placement to increase its available working capital. Management expects that the funds generated from the private placement and improved operations, combined with its available credit facilities, will provide enough working capital to meet its debt service requirements and obligations during the remainder of 2002.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Unaudited with respect to March 31, 2002 and 2001)

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

         Intangible Assets

         The excess of the cost over the fair value of net assets of purchased businesses is recorded as goodwill and is currently amortized on a straight-line basis over fifteen years. The Company continually evaluates the carrying value of goodwill. Impairments are recognized when the expected future undiscounted operating cash flows to be derived from such intangible assets are less then their carrying values.

         New Accounting Standards

         In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires that all business combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interest method is no longer permitted and is effective for all business combinations initiated after June 30. 2001. SFAS No. 142 requires that goodwill no longer be amortized to earnings, but instead reviewed for impairments. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company did not have any goodwill on its books as of January 1, 2002. The adoption of these statements did not have a material impact on the company's consolidated financial position, results of operations or liquidity.

         The Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" in September 2001. SFAS No. 143 is effective for fiscal years beginning after June 15, 2001, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Management does not believe application of this standard will have a material effect on the Company's financial position, results of operations or liquidity.

         The Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets" in October 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Unaudited with respect to March 31, 2002 and 2001)

assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this standard did not have a material effect on the Company's financial position, results of operation or liquidity.

         Revenue Recognition

         Equipment and parts sales are recognized when products are shipped, and service revenues are recognized as the services are performed.

         Income Taxes

         Income taxes are accounted for using the asset and liability approach under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

         Fair Value of Financial Instruments

         The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are measured at cost which approximates their fair value because of the short maturity of these instruments. The carrying amount of the Company's borrowings under the line of credit and long-term debt approximates their fair value because the interest rate on the instruments fluctuate with market interest rates or represents borrowing rates available with similar terms. Due to the short-term nature and variable rate on a significant portion of the Company's debt, management believes that the carrying amounts of such financial instruments as reflected in the consolidated balance sheet approximate their estimated fair value as of March 31, 2002. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

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

         Earnings (Loss) Per Share

         Basic earnings (loss) per share are computed on the basis of the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share are computed on the basis of the weighted average number of common shares and dilutive securities outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings (loss) per share are excluded from the calculation.

         Statements of Cash Flows

         For purposes of the consolidated statements of cash flows, the Company considers all highly liquid investments with initial maturities of three months or less to be cash equivalents.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Unaudited with respect to March 31, 2002 and 2001)

         Advertising Costs

         The Company expenses production costs of print advertisements as of the first date the advertisements take place. Advertising expenses included in selling, general and administrative expenses were $16,840 and $21,657, for the three months ended March 31, 2002 and 2001, respectively.

2.       INVENTORY

                               March 31, 2002  December 31, 2001
                               --------------  -----------------
Materials and purchased parts  $      512,703  $         557,834
Work in process                       210,317            144,674
                               --------------  -----------------
Total                          $      723,020  $         702,508
Less inventory reserve                (10,000)           (10,000)
                               --------------  -----------------

Total inventory                $      713,020  $         692,508
                               ==============  =================

3.       PROPERTY, PLANT AND EQUIPMENT

                                    March 31, 2002  December 31, 2001
                                    --------------  -----------------

Land and buildings                 $    2,000,000   $    2,000,000
Machinery and equipment                 2,418,264        2,406,459
Furniture and fixtures                    577,086          577,086
Leasehold improvements                     34,125           34,125
                                    --------------  -----------------

                                   $    5,029,475   $    5,017,670
Less accumulated depreciation          (1,532,638)      (1,472,638)
                                    --------------  -----------------

Net property, plant and equipment  $    3,496,837   $    3,545,032
                                   ===============  =================

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Unaudited with respect to March 31, 2002 and 2001)

4.       DEBT


                                                                           March 31, 2002  December 31, 2001
                                                                           --------------  -----------------

Prime plus 1.25%, (6% at March 31, 2002), revolving credit
lines, providing for borrowings, subject to certain collateral requirements and loan covenants, of up to $3,900,000 through
June 2005, principally collaterialized by accounts receivable
and inventory of Industrial Division, (see (a) and (c) below)               $    448,898   $         706,257

Prime plus 1.25%, (6% at March 31, 2002), note payable,
principal and interest payable monthly with an estimated
balloon payment of approximately $721,000 due June 2005,
principally collateralized by property and plant of Industrial Division,
(see (a), (b) and (c) below)                                                     914,334             931,917

Prime plus 1.25%, (6% at March 31, 2002), note payable,
principal and interest payable monthly with an estimated balloon payment of approximately $105,000 due June 2005, principally collaterialized by machinery and equipment of Industrial Division,
(see (a), (b) and (c) below)                                                     271,611             286,790

Prime plus 2%, (6.75% at March 31, 2002), revolving credit
line, providing for borrowings, subject to certain collateral requirements and loan covenants, of up to $400,000 through
October 2002, principally collaterialized by accounts receivable
of The Residential Division, (see (c) below)                                     133,000             210,000

10% unsecured notes payable to a former affiliated entity                        125,000             125,000

8% to 10% unsecured notes due 2002.                                              202,843             202,843

Prime plus 1.25%, (6.25% at March 31, 2002), note payable,
interest payable monthly, with balloon payment of $500,000 due
June 2002, guaranteed by a director of the Company.                              500,000                 -
                                                                           --------------  -----------------
                                                                               2,595,686           2,462,807
Less current maturities                                                       (2,595,686)         (2,462,807)
                                                                           --------------  -----------------

Total long-term debt                                                        $        -     $             -
                                                                           ==============  =================

         (a) On January 1, 2001, the Company signed an amendment to the above notes, which adjusted the advance guidelines to account for the business discontinued in 2000.

         (b)  As of March 31, 2002, principal payments were $10,876 per month.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Unaudited with respect to March 31, 2002 and 2001)

         (c) The Company's loan agreements contain restrictive covenants which require the Company to, among other things, maintain a minimum tangible net worth, maintain certain financial ratios and restrict dividend payments from subsidiaries. The loans also provide that the lender may, at its option, accelerate such loans as a result of, among other things, a material adverse change in the Company's financial position or results of operations. At March 31, 2002, the Company was not in compliance with certain covenants relating to the above noted debt. However, the Company obtained waivers of such non-compliance from its primary lender. The secondary lender, the Residential Division credit line, balance of $133,000 at March 31, 2002, did not grant a waiver for violations of financial covenants for the first quarter of 2002. Management anticipates that a waiver will be granted by May 31, 2002. The Company's primary lender has accelerated its outstanding loans to August 2002; as such the Company has classified all debt as current in the accompanying consolidated balance sheet.

5.       INCOME TAXES

         At March 31, 2002 and December 31, 2001, the Company had approximately $12,669,000 and $12,219,000, respectively, of net operating loss carryforwards expiring through 2020, for both financial reporting and income tax purposes. Changes in ownership in 1995 of greater than 50% occurred as a result of the Company's issuances of Common Stock which resulted in an approximate $760,000 annual limitation being imposed upon the future utilization of approximately $5,368,000 of the Company's net operating losses for tax purposes. At December 31, 2001, the Company has a deferred tax liability of approximately $258,000 resulting from the difference in depreciation between book and tax. Realization of the approximate $4,099,000 deferred tax assets at December 31, 2001, resulting mainly from the available net operating loss carryforwards, is not considered more likely than not and accordingly, a valuation allowance has been recorded for the full amount of such assets.

6.       EQUITY TRANSACTIONS

         (a) At March 31, 2002, the Company has two stock option plans, which are described below. The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for options granted to employees. Under APB Opinion No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

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

         (c) As of March 31, 2002 and December 31, 2001, respectively, the Company has reserved an aggregate 1,225,670 shares of Common Stock for issuance upon exercise of options and warrants. 860,700 options, which expire at various times through 2011, and 364,970 warrants, which expire at various times through 2005, remain outstanding as of March 31, 2002. No options and warrants are included in the calculation of earning (loss) per share for the three months ended March 31, 2002 and 2001, as the effect would be anti-dilutive.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Unaudited with respect to March 31, 2002 and 2001)

7.       DISCONTINUED OPERATIONS

         During December 2000, the Company sold the assets of DuraMeter Pump Company, Inc., ("DMPC"), for $3,750,000 in cash and prospective earn out payments aggregating $1,000,000, based upon the achievement of certain net sales levels of DMPC products by the Purchaser over the next two years. The Purchaser also assumed certain of the liabilities of DMPC. The Company recognized a gain on the above noted sale of net assets of $1,357,643 in 2000.

         Consolidated balance sheet and consolidated statement of operations highlights of such discontinued operations are as follows:

                                           March 31,  December 31,
                                             2002        2001
                                          ---------   ------------
Accounts payable and accrued liabilities  $  58,456   $     58,456
                                          ---------   ------------
Liabilities of discontinued operations    $  58,456   $     58,456
                                          ---------   ------------

8.       SEGMENT INFORMATION

         The Company's reportable segments are strategic businesses that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Industrial Division manufactures and distributes equipment in the industrial and municipal fluid handling and filtration segment including, but not limited to, filter presses, pressure leaf filters and tubular filters. The Residential Division manufactures and distributes commercial and residential water filtration and purification equipment including, but not limited to, water softeners, reverse osmosis systems and water filters. The Company primarily evaluates the operating performance of its segments based on the categories noted in the table below. During the first three months of 2002 and 2001, the Company had no intercompany sales. Financial information for the Company's business segments is as follows:


                                                              For the three months ended   For the three months ended
                                                                   March 31, 2002                March 31, 2001
                                                              --------------------------   --------------------------

Revenues
--------
Industrial and municipal fluid handling and filtration         $              1,634,887      $              2,459,783
Commercial and residential water filtration and purification                    270,238                       918,180
                                                              --------------------------   --------------------------

Total revenues                                                 $              1,905,125      $              3,377,963
                                                              ==========================   ==========================

Operating (loss) income
-----------------------
Industrial and municipal fluid handling and filtration         $                (42,506)     $                 76,195
Commercial and residential water filtration and purification                   (132,526)                      124,165
Corporate                                                                      (242,846)                     (785,125)
                                                              --------------------------   --------------------------

Total operating loss                                           $               (417,878)     $               (584,765)
                                                              ==========================   ==========================


                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Unaudited with respect to March 31, 2002 and 2001)

                                                                 For the three months ended  For the three months ended
                                                                      March 31, 2002                March 31, 2001
                                                                 --------------------------  ---------------------------
Depreciation and amortization
-----------------------------
Industrial and municipal fluid handling and filtration            $                45,000      $                50,404
Commercial and residential water filtration and purification                       15,000                       49,890
Corporate                                                                               -                            -
                                                                 --------------------------   --------------------------

Total depreciation and amortization                               $                60,000      $               100,294
                                                                 ==========================   ==========================

Interest expense, net
---------------------
Industrial and municipal fluid handling and filtration            $               (42,621)     $               (63,823)
Commercial and residential water filtration and purification      $                (1,832)     $                     -
Corporate                                                                          (4,273)     $                20,764
                                                                 --------------------------   --------------------------
Total interest expense, net                                       $               (48,726)     $               (43,059)
                                                                 ==========================   ==========================

Capital expenditures
--------------------
Industrial and municipal fluid handling and filtration                             12,111      $                22,726
Commercial and residential water filtration and purification                         (306)                       5,311
                                                                 --------------------------   --------------------------

Total capital expenditures                                        $                11,805      $                28,037
                                                                 ==========================   ==========================

                                                                        March 31, 2002              December 31, 2001
                                                                 --------------------------   --------------------------
Total assets
------------
Industrial and municipal fluid handling and filtration            $             4,866,578      $             4,875,574
Commercial and residential water filtration and purification                      574,269                      701,265
Corporate                                                                         574,878                      656,886
                                                                 --------------------------   --------------------------
Total assets                                                      $             6,015,724      $             6,233,725
                                                                 ==========================   ==========================

9.       FINANCING FEES

         The Company offers a retail financing program for the purpose of assisting its subsidiaries' water purification customers (dealers) in obtaining financing through an arrangement with an unrelated lending company. As compensation for its services, the Company receives fees based on amounts financed. The Company bears no credit risk, but could share in the risk associated with dealer fraud. Net fees for the three months ended March 31, 2002 and 2001 aggregated approximately $1,931 and $158,431, respectively, and are included in revenues. In 2000, the Company was formally notified that the lending company would exit the residential water equipment financing business effective October 2001. As such, the Company reached an agreement with a new financing entity with similar terms. The financial impact of the transition to the new financing agreement was a negative impact due to a reduction in the number of agreements financed and the reduced revenue to the Residential Division.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Unaudited with respect to March 31, 2002 and 2001)

10.      SUPPLEMENTAL CASH FLOW INFORMATION

         For the three months ended March 31, 2002 and 2001, the Company paid $48,728 and $56,757, respectively, for interest.

11.      COMMITMENTS AND CONTINGENCIES

         (a) The Company leases vehicles and office/warehouse space under operating leases, which expire through 2004. Total rent expense aggregated $34,738 and $42,000, for the three months ended March 31, 2002 and 2001, respectively.

         (b) In January 1994, the Company adopted a 401(k) employee savings and retirement plan. Under the provisions of the plan, the Company may elect to match each employee's contribution to the plan at the rate of 50% in Common Stock. Any Common Stock granted is restricted stock and vests over a two year period on a quarterly basis. During the three months ended March 31, 2002 and 2001, the Company contributed 17,804 and 13,641 shares of restricted Common Stock valued at $20,475 and $14,069, respectively.

         (c) The Company is or may become involved in various lawsuits, claims and proceedings in the normal course of its business including those pertaining to product liability, environmental, safety and health, and employment matters. The Company records liabilities when loss amounts are determined to be probable and reasonably estimable. Insurance recoveries are recorded only when claims for recovery are settled. Although generally the outcome of litigation cannot be predicted with certainty and some lawsuits, claims or proceedings may be disposed of unfavorably to the Company, management believes, based on facts presently known, that the outcome of such legal proceedings and claims will not have a material adverse effect on the Company's financial position, liquidity, or future results of operations.

12.      SUBSEQUENT EVENTS

         (a) On April 1, 2002, Mr. Mark Lambert, Vice President of the Residential Division, resigned. Mr. Geoff Poole, Vice President of Municipal Projects will assume, control of the Residential Division. The Company agreed to pay severance of $35,274.

         (b) On April 11, 2002, the Company signed a settlement agreement with Alenco International (Alenco) related to Alenco's purchase of ACS Environmental Solutions, Inc from the Company. Under the terms of the settlement agreement, Alenco will pay Aqua Care $25,000 and return all related intellectual property relating to ACS Environmental Solutions, Inc. to the Company, including the name "EnviroSystems Supply, Inc.". The first payment of $5,000 is due in early May. The balance, $20,000, will accrue interest at 6% per year. Payments of $2,000 plus accrued interest are due on the first of each month for ten consecutive months, starting June 1, 2002.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Unaudited with respect to March 31, 2002 and 2001)

         (c) Effective May 14, 2002, H. Martin Jessen resigned as Chairman of the Board, Chief Executive Officer, and President of the Company. In accordance with such resignation, the Board of Directors agreed to pay Mr. Jessen a total of $57,000.

         (d) Effective May 14, 2002 Mr. Scott Heffner, Vice President and General Manager of the Industrial Division was named as the President of Aqua Care Systems, Inc.

         (e) The NASDAQ listing qualifications group notified the Company that its tangible net assets and shareholders equity were below the listing requirements as of December 31, 2001, and that one of the Company's Directors did not appear to meet the test to qualify as an independent director to serve on the Company's Audit Committee. Although there can be no assurance, the Company will be presenting information to the NASDAQ listing qualifications group on both of these issues. The Company anticipates that the NASDAQ listing qualification group will be satisfied with proposed changes, and the Company will remain listed on NASDAQ.

                         PART I - FINANCIAL INFORMATION

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------       ---------------------------------------------------------------
              RESULTS OF OPERATIONS
              ---------------------

         The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB, as well as, the Company's "Management's Discussion and Analysis or Plan of Operation" contained in Item 6 of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

Results of Operations - Three months ended March 31, 2002 and 2001

         Presented below are the consolidated results of operations for the Company for the three months ended March 31, 2002 and 2001:

                                                              For the three months ended  For the three months ended
                                                                   March 31, 2002              March 31, 2001
                                                              --------------------------  --------------------------

Revenues                                                       $             1,905,125      $             3,377,963
Cost of revenues                                                             1,021,602                    1,978,440
                                                              --------------------------  --------------------------
Gross Profit                                                                   883,523                    1,399,523
Operating expenses                                                           1,301,401                    1,984,288
                                                              --------------------------  --------------------------
Loss from operations                                                          (417,878)                    (584,765)
Other Income                                                                    13,748                          -
Interest expense, net                                                          (48,726)                     (43,059)
                                                              --------------------------  --------------------------
Loss before extraordinary item                                                (452,856)                    (627,824)
Extraordinary item, gain on extinguishment of debt                                 -                        243,335
                                                              --------------------------  --------------------------
Net loss                                                       $              (452,856)     $              (384,489)
                                                              ==========================  ==========================
Loss per share before extraordinary item, basic and diluted    $                 (0.14)     $                 (0.21)
Income per share from extraordinary item, basic and diluted    $                   -                           0.08
                                                              --------------------------  --------------------------
Net loss per share, basic and diluted                          $                 (0.14)     $                 (0.13)
                                                              ==========================  ==========================

         Revenues decreased by $1,472,838 or 43.6%, from $3,377,963 for the three months ended March 31, 2001, to $1,905,125 for the three months ended March 31, 2002. There was a reduction of $824,896 in revenues recognized by the Industrial Division due to a decrease in project volume during the first three months of 2002. This reduction was related to the general economic slowdown. There was a reduction in sales of water filtration and purification equipment and related financing fees in the Residential Division, of $647,942 due to a decrease in dealers' sales to end users primarily related to a significant slow down in consumer spending and in the related financing program during the first quarter.

         Cost of revenues decreased $956,838, or 48.4%, from $1,978,440 for the three months ended March 31, 2001, to $1,021,602 for the three months ended March 31, 2002. As a percentage of revenues, these amounts represented 58.6% for 2001 as compared to 53.6% for 2002. Cost of revenues as a percentage of revenues for the Industrial Division and Residential Division were 57.2% and 62.2%, respectively, for the three months ended March 31, 2001. Cost of revenues as a percentage of revenues of the divisions for the three months ended March 31, 2002 were 50.6% and 72.0%, respectively. The cost of revenues as a percentage of sales for the Residential Division increased as the percentage of revenue from financing decreased. The decrease in the cost of revenue as a percentage of revenue was a result of the product manufacturing mix for the quarter ended March 31, 2002.

         Gross profit decreased $516,000, or 36.9%, from $1,399,523 for the three months ended March 31, 2001 to $883,523 for the three months ended March 31, 2002, which, as a percentage of revenues, represented a increase from 41.4% to 46.4%, respectively, for such periods. Gross profit as a percentage of revenues for the Industrial Division and Residential Division were 42.8% and 37.8%, respectively, for the three months ended March 31, 2001. Gross profit as a percentage of revenues of such segments for the three months ended March 31, 2002 were 49.4% and 28.0%, respectively.

         The Company's operating expenses decreased by $682,887, or 34.4%, from $1,984,288 for the three months ended March 31, 2001, to $1,301,401 for the three months ended March 31, 2002. As a percentage of revenues, these expenses increased from 58.7% for 2001 to 68.3% for 2002. The $682,887 decrease in operating expenses consists of several items. Severance expenses decreased $349,004, from $450,000 for the three months ended March 2001, to $100,996 for the three months ended March 2002. Travel expenses decreased $147,013, of which $100,000 was related to the reduction of a relocation accrual booked in April 2001. This relocation will not occur. Investor relations expenditures decreased $105,695, from $112,944 for the three months ended March 2001, to $7,249 for the three months ended March 2002. Consulting services decreased $47,930, from $48,640 for the three months ended March 2001, to $710 for the three months ended March 2002. Amortization expenses decreased $40,294 related to the write off of impaired goodwill during 2001. Management evaluates operating expenses on a regular basis, and as such, adjusts resources allocated to cover such expenses. Optimum levels of operating expenses are targeted and adjusted according to business levels in order to provide maximum efficiency and effectiveness.

         Interest expense, net, increased $5,667 or 13.2%, from $43,059 for the three months ended March 31, 2001 to $48,726 for the three months ended March 31, 2002. This increase was attributable to the increase in debt.

         Including the gain on extinguishment of debt of $243,335 for the three months ended March 31, 2001, the Company incurred a net loss of $384,489, and $452,856 for the three months ended March 31, 2001 and 2002, respectively.

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

FINANCIAL CONDITION AND LIQUIDITY

         At March 31, 2002, the Company had $99,942 of cash and cash equivalents, working capital of negative $2,650,165, total assets of $6,015,724, total liabilities of $5,068,554 and stockholders' equity of $947,170. During the three months ended March 31, 2002, the Company's operating activities used $213,254 of cash, as a result of the net loss $452,856, a increase in inventory $20,512, an increase in prepaids and other $27,581, a decrease in deferred revenue of $52,340; offset by a decrease in accounts receivable $119,299, an increase in accounts payable and accrued expenses $133,841, the pension contribution paid through the issuance of Common Stock $20,475, depreciation and amortization $60,000, and a decrease in other assets $6,420. Investing activities used $53,926 of cash, due to capital expenditures of $11,805 and an increase in trade notes receivable of $42,121. Financing activities provided $132,879 of cash, due to repayments of notes payable and long-term debt $32,761; offset by the net proceeds from issuance of debt $165,640.

         Depending on market conditions and the availability of financing, the Company expects to make acquisitions to expand the Company's markets. As consideration for an acquisition, the Company may issue common stock, preferred stock, or other securities, notes or cash. Since cash may be required either to consummate acquisitions, or to fund the operations of new or existing businesses, including required principal payments related to approximately $2,595,686 of current maturities of long-term debt, management may, from time to time, investigate and pursue various types of financing alternatives that are available to the Company. These may include, but are not limited to, private placements, secondary offerings, bridge financing, debentures, lines of credit and asset-based loans. While management believes that financing will be available for the Company to not only fund its current operations, but also to fund its acquisition program, there can be no assurance such financing will be on terms reasonably acceptable to the Company. No acquisitions have occurred since 1997, and there can be no assurance that any acquisitions will be consummated during 2002.

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

OPERATING LEASE COMMITMENTS

         Approximate future annual minimum lease payments under operating leases at March 31, 2002 are as follows:

2002    $117,636
2003    $154,544
2004    $146,735
2005    $ 70,362
2006    $    329
        --------

        $489,606

CAPITAL EXPENDITURE REQUIREMENTS

         During the three months ended March 31, 2002, the Company spent $11,805 on capital expenditures mainly relating to the upgrade of existing computer systems implemented by FSDA. During 2002, the Company intends to utilize approximately $50,000 to purchase additional machinery and equipment. The Company does not presently anticipate any significant additional capital expenditures other than those noted above and those relating to future acquisitions.

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

Item 4.           Submission of Matters to a Vote of Security Holders
-------           ---------------------------------------------------

                  None

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

                           None

                  (b)      Reports on Form 8-K

                           None

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                                       AQUA CARE SYSTEMS, INC.
                                                       Registrant

Dated:  May 15, 2002                                   /s/ Scott Heffner
                                                       -----------------
                                                       Scott Heffner
                                                       President

Dated:  May 15, 2002                                   /s/ Harry Rector
                                                       ----------------
                                                       Harry Rector
                                                       Chief Financial Officer