Form 10QSB
period 2002-06-30
AQUA CARE SYSTEMS INC /DE/
filed 2002-08-12
CIK 910566

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended        June 30, 2002
                                     --------------------------

[_]   TRANSITION REPORT UNDER SECTION 13 OR (15d) OF THE EXCHANGE ACT

      For the transition period from  _______________ to _________________

                         Commission File Number 0-22434

                             AQUA CARE SYSTEMS, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 DELAWARE                               13-3615311
     --------------------------------      ----------------------------------
     (State or other jurisdiction of        (IRS Employer Identification No.)
      incorporation or organization)

                     965 Park Center Drive, Vista, CA 92083
             -------------------------------------------------------
                    (Address of principal executive offices)

                                 (760) 599-0200
                          ----------------------------
                           (Issuer's telephone number)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days

                                    Yes   X   No ____
                                         ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                                                  Number of Shares Outstanding

                                                         On July 31, 2002
                                                         ----------------
           Class

Common Stock, $ .001 Par Value                              4,024,844
                                                            ---------

    Transitional small business disclosure format:

                                    Yes  ____   No  X
                                                   ---

                             AQUA CARE SYSTEMS, INC.

                                 INDEX TO 10-QSB

PART I.  FINANCIAL INFORMATION

         ITEM 1. Consolidated Condensed Balance Sheets as of June 30, 2002 (unaudited) and December 31, 2001 (unaudited)

                   Consolidated Condensed Statements of Operations for the three months ended June 30, 2002 (unaudited) and June 30, 2001 (unaudited)

                   Consolidated Condensed Statements of Operations for the six months ended June 30, 2002 (unaudited) and June 30, 2001 (unaudited)

                   Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2002 (unaudited) and June 30, 2001 (unaudited)

                   Notes to Consolidated Condensed Financial Statements

         ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation for the six months ended June 30, 2002 and 2001 (unaudited)

PART II. OTHER INFORMATION

         ITEM 1.   Legal Proceedings

         ITEM 6.   Exhibits and Reports on Form 8-K

                         PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         The interim consolidated condensed financial statements included in this Form 10-QSB are unaudited, and in the opinion of management, reflect all adjustments necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year.

         These interim consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Form 10-KSB for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on April 22, 2002.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                      Consolidated Condensed Balance Sheets
                                   (Unaudited)

                                                                           June 30,             December 31,
                                                                             2002                  2001
                                                                        -------------------------------------
Assets
Current assets:
    Cash and cash equivalents                                           $     39,631          $       234,243
    Accounts receivable, net of allowance for doubtful accounts of
      $188,903 as of June 30, 2002 and December 31, 2001                     899,814                1,221,816
    Inventory, net                                                           738,463                  692,508
    Prepaids and other                                                        72,980                  205,365
    Notes receivable                                                         200,000                  227,843
                                                                        -------------------------------------
Total current assets                                                       1,950,888                2,581,775

Property, plant and equipment, net                                         3,446,425                3,545,032
Other assets                                                                  95,654                  106,918
                                                                        -------------------------------------
Total assets
                                                                        $  5,492,967          $     6,233,725
                                                                        =====================================

Liabilities
Current liabilities:
    Accounts payable                                                    $  1,617,019          $     1,381,711
    Accrued expenses                                                         388,785                  647,210
    Current maturities of long-term debt                                   2,406,661                2,462,807
    Liabilities of discontinued operations                                    58,456                   58,456
    Deferred revenue                                                          56,865                  303,990
                                                                        -------------------------------------

Total current liabilities                                                  4,527,786                4,854,174

Total liabilities                                                          4,527,786                4,854,174
                                                                        -------------------------------------

Commitments, contingencies and subsequent event

Shareholders' equity
Preferred stock, $.001 par; 5,000,000 shares authorized,
 none outstanding                                                                  -                        -
Common stock, $.001 par; 30,000,000 shares authorized,
 4,024,844 and 3,256,814 shares issued and outstanding
 as of June 30, 2002 and December 31, 2001, respectively                       4,025                    3,257
Additional paid -in capital                                               18,416,145               17,604,411
Accumulated deficit                                                      (17,454,989)             (16,228,117)
                                                                        -------------------------------------

Total shareholders' equity                                                   965,181                1,379,551
                                                                        -------------------------------------

Total liabilities and shareholders' equity                              $  5,492,967          $     6,233,725
                                                                        =====================================

      See accompanying notes to consolidated condensed financial statements

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)


                                                               For the three months ended
                                                                        June 30,
                                                             2002                     2001
                                                     ------------------------------------------
 Revenues                                            $      1,949,492           $     2,788,452

 Cost of revenues                                           1,153,526                 1,699,992
                                                     ------------------------------------------

 Gross profit                                                 795,966                 1,088,460
                                                     ------------------------------------------

 Operating expenses
    Selling, general and administrative                     1,474,165                 1,746,221
    Provision for impairment of goodwill                            -                 1,116,624
    Severance expense                                               -                   125,000
    Depreciation and amortization                              60,000                   100,293
                                                     ------------------------------------------

 Total operating expenses                                   1,534,165                 3,088,138
                                                     ------------------------------------------

 Loss from operations                                        (738,199)               (1,999,678)
 Interest expense, net                                        (35,817)                  (51,190)
                                                     ------------------------------------------

 Net loss                                                    (774,016)               (2,050,868)
                                                     ==========================================

 Net loss per share, basic and diluted               $          (0.23)          $         (0.68)
                                                     ==========================================

 Weighted average number of outstanding shares
  of common stock, basic and diluted                        3,323,583                 2,995,017
                                                     ==========================================

      See accompanying notes to consolidated condensed financial statements

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Operations
                                   (Unaudited)

                                                                    For the six months ended
                                                                            June 30,
                                                                   2002                 2001
                                                           --------------------------------------
     Revenues                                                $   3,854,615         $    6,166,415

     Cost of revenues                                            2,175,128              3,678,432
                                                           --------------------------------------

     Gross profit                                                1,679,487              2,487,983
                                                           --------------------------------------

     Operating expenses
        Selling, general and administrative                      2,614,569              3,180,215
        Provision for impairment of goodwill                             -              1,116,624
        Severance expense                                          100,996                575,000
        Depreciation and amortization                              120,000                200,587
                                                           --------------------------------------

     Total operating expenses                                    2,835,565              5,072,426
                                                           --------------------------------------

     Loss from operations                                       (1,156,078)            (2,584,443)

     Interest expense, net                                         (70,794)               (94,249)
                                                           --------------------------------------

     Loss before extraordinary item                             (1,226,872)            (2,678,692)

     Extraordinary item, gain of extinguisment of debt                   -                243,335
                                                           --------------------------------------

     Net loss                                                $  (1,226,872)        $   (2,435,357)
                                                           ======================================

     Loss per share from continuing operations,
        basic and diluted                                    $       (0.37)                 (0.90)

     Income per share from extraordinary item,
        basic and diluted                                                -                   0.08
                                                           --------------------------------------

     Net loss per share, basic and diluted                   $       (0.37)        $        (0.82)
                                                           ======================================

     Weighted average number of outstanding shares
        of common stock, basic and diluted                       3,290,383              2,984,036
                                                           ======================================

      See accompanying notes to consolidated condensed financial statements

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
                 Consolidated Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                           For the six months ended
                                                                                   June 30,
                                                                           2002                2001
                                                                      ---------------------------------
Cash Flows from:
Operating Activities:                                                  $ (1,226,872)      $  (2,435,357)
Net loss
Adjustments to reconcile net loss to net cash
    Used in operating activities:
        Depreciation and amortization                                       120,000             200,587
        Gain on extinguishment of debt                                            -            (243,335)
        Provision for impairment of goodwill                                      -           1,116,624
        Provision for doubtful accounts                                           -             100,000
        Pension contribution paid through issuance of
          common stock                                                       44,932              26,556
        Stock issued for services                                             5,070                   -

    Changes in assets and liabilities:
        Decrease in accounts receivable                                     322,002             180,184
        Increase in inventory                                               (45,955)           (148,564)
        Decrease in prepaids and other                                      132,385              35,322
        Decrease in other assets                                             11,264              16,043
        Decrease in deferred revenue                                       (247,125)                  -
        Decrease in accounts payable and accrued expenses                   (27,721)           (212,714)
        Net effect of discontinued operations                                     -            (820,163)
                                                                      ---------------------------------

Net cash used in operating activities                                      (912,021)         (2,184,817)
                                                                      ---------------------------------

Investing Activities:
        Decrease in notes receivable                                         27,843                   -
        Capital expenditures                                                (21,392)            (53,560)
                                                                     ----------------------------------

Net cash provided by (used in) investing activities                           6,451             (53,560)
                                                                     ----------------------------------

Financing Activities:
        Proceeds from issuance of notes payable and
          long-term debt                                                  3,548,399           4,696,020
        Repayment of notes payable and
          long-term debt                                                 (3,599,941)         (4,877,831)
        Proceeds from exercise of stock options                                   -              12,525
        Proceeds from private placement                                     762,500                   -
                                                                     ----------------------------------

Net cash provided by (used in) financing activities                         710,958            (169,286)
                                                                     ----------------------------------

Net decrease in cash and cash equivalents                                  (194,612)         (2,407,663)

Cash and cash equivalents, beginning of period                              234,243           2,985,579
                                                                     ----------------------------------

Cash and cash equivalents, end of period                               $     39,631       $     577,916
                                                                     ==================================

      See accompanying notes to consolidated condensed financial statements

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

1.   Summary of Significant Accounting Policies

     Business

     Aqua Care Systems, Inc. and subsidiaries (the "Company" or "ACSI") is engaged in the design, engineering, manufacturing, assembly, sales, marketing, distribution and service of fluid handling and filtration systems and products and water filtration and purification products. Currently, it provides equipment sales and service for clients in the United States and abroad. Subsidiaries of Aqua Care Systems, Inc. include the Industrial Division (f/k/a Filtration & Separation Dynamics) ("FSDA"), and the Residential Division (f/k/a KISS International, Inc.) ("KISS").

     Basis of Presentation

     The accompanying unaudited consolidated financial statements as of June 30, 2002 and for the three months and six months ended June 30, 2002 and 2001 were prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30 , 2002 and 2001, are not necessarily indicative of the results that may be expected for the years ending December 31, 2002 and 2001. The consolidated balance sheet information as of December 31, 2001 was derived from the audited consolidated financial statements included in the company's Form 10-KSB. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

     Principles of Consolidation

     The accompanying unaudited consolidated financial statements include the accounts of all subsidiaries. All material intercompany transactions and accounts have been eliminated in consolidation.

     Liquidity

     The Company received a "going concern" opinion from its independent auditors for the fiscal year ended December 31, 2001 on its consolidated financial statements. There can be no assurance that the Company can be successful in raising sufficient capital or returning to profitable operations. Bookings for the first quarter of 2002 showed improvement over bookings in the 4th quarter of 2001, and the second quarter continued to show improvement. Management is focusing on reducing overhead costs and increasing sales, and anticipates a return to profitability during the third quarter of 2002. The Company completed a private placement during June 2002. The Company is in the process of completing another private placement, which should be completed during the third quarter of 2002. Management expects that the funds generated from the private placements and improved operations, combined with its available credit facilities, will provide enough working capital to meet its debt service requirements and obligations during the remainder of 2002.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

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

     Intangible Assets

     The excess of the cost over the fair value of net assets of purchased businesses was recorded as goodwill and was amortized on a straight-line basis over fifteen years. The Company continually evaluated the carrying value of goodwill. Impairments are recognized when the expected future undiscounted operating cash flows to be derived from such intangible assets are less then their carrying values. As of December 31, 2001, no goodwill remained on the Company's consolidated balance sheet.

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

     The Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" in September 2001. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Management does not believe application of this standard will have a material effect on the Company's financial position, results of operations or liquidity.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

     The Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-lived Assets" in October 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of this standard did not have a material effect on the Company's financial position, results of operation or liquidity.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of the FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 eliminates the requirement to classify gains and losses from the extinguishment of indebtedness as extraordinary, requires certain leases modifications to be treated the same as a sale-leaseback transaction, and makes other non-substantive technical corrections to existing pronouncements. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with earlier adoption encouraged. We expect the only impact of adopting SFAS no. 145 to be the reclassification of the prior year extraordinary item to a component of operations.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. As the provisions of SFAS No. 146 are required to be applied prospectively after the adoption date, we cannot determine the potential effects that adoption of SFAS No. 146 will have on our consolidated financial statements.

     Revenue Recognition

     Equipment and parts sales are recognized when products are shipped, and service revenues are recognized as the services are performed.

     Income Taxes

     Income taxes are accounted for using the asset and liability approach under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".

     Fair Value of Financial Instruments

     The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are measured at cost which approximates their fair value because of the short maturity of these instruments. The carrying amount of the Company's borrowings under the line of credit and long-term debt approximates their fair value because the interest rates on the instruments fluctuate with market interest rates or represent borrowing rates available with similar terms. Due to the short-term nature and variable rate on a significant portion of the Company's debt, management believes that the carrying amounts of such financial instruments as reflected in the consolidated balance sheet approximate their estimated fair value as of June 30, 2002. The estimated fair value is not necessarily indicative of the amounts the Company could realize in a current market exchange or of future earnings or cash flows.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

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

     Advertising Costs

     The Company expenses production costs of print advertisements as of the first date the advertisements take place. Advertising expenses included in selling, general and administrative expenses were $17,812 and $32,772 for the six months ended June 30, 2002 and 2001, respectively and $972 and $11,115 for the three months ended June 30, 2002 and 2001, respectively.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

2.   Inventory

                                               June 30, 2002      December 31, 2001
                                              ---------------    ------------------
Materials and purchased parts                 $   425,150        $     557,834
Work in process                                   323,313              144,674
                                              -----------        -------------
Total                                         $   748,463        $     702,508
Less inventory reserve                             10,000               10,000
                                              -----------        -------------


Total inventory                               $   738,463        $     692,508
                                              ===========        =============


3.   Property, Plant and Equipment

                                               June 30, 2002      December 31, 2001
                                              ---------------    ------------------


Land and buildings                            $ 2,000,000        $   2,000,000
Machinery and equipment                         2,427,851            2,406,459
Furniture and fixtures                            577,086              577,086
Leasehold improvements                             34,125               34,125
                                              -----------        -------------


                                              $ 5,039,062        $   5,017,670
Less accumulated depreciation                  (1,592,638)          (1,472,638)
                                              -----------        -------------


Net property, plant and equipment             $ 3,446,424        $   3,545,032
                                              ===========        =============

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

4.     Debt

                                                                                           June 30, 2002        December 31, 2001
                                                                                         -----------------    ---------------------
Prime plus 4%, (8.75% at June 30, 2002), revolving credit
lines, providing for borrowings, subject to certain collateral requirements and loan covenants, of up to $3,900,000 through
June 2005, principally collaterialized by accounts receivable
and inventory of Industrial Division, (see (a) and (c) below)                               $   335,360           $    706,257

Prime plus 4%, (8.75% at June 30, 2002), note payable,
principal and interest payable monthly with an estimated
balloon payment of approximately $721,000 due June 2005,
principally collateralized by property and plant of
Industrial Division, (see (a), (b), and (c) below)                                              896,750                931,917

Prime plus 4%, (8.75% at June 30, 2002), note payable,
principal and interest payable monthly with an estimated balloon payment of approximately $105,000 due June 2005, principally collaterialized by machinery and equipment of Industrial
Division, (see (a), (b), and (c) below)                                                         256,433                286,790

Prime plus 2%, (6.75% at June 30, 2002), revolving credit
line, providing for borrowings, subject to certain collateral requirements and loan covenants, of up to $400,000 through
October 2002, principally collaterialized by accounts receivable
of Residential Division, (see (c) below)                                                         90,275                210,000

10% unsecured notes payable to a former affiliated entity
                                                                                                125,000                125,000
8 to 10% unsecured notes
                                                                                                202,843                202,843

Prime plus 1.25%, (6.25% at June 30, 2002), note payable,
interest payable monthly, with balloon payment of $500,000 due
August 2002, guaranteed by a director of the Company.                                           500,000                      -
                                                                                            -----------           ------------
                                                                                              2,406,661              2,462,807
Less current maturities                                                                      (2,406,661)            (2,462,807)
                                                                                            -----------           ------------

Total long-term debt                                                                        $         -                      -
                                                                                            ===========           ============

       (a) On January 1, 2001, the Company signed an amendment to the above notes, which adjusted the advance guidelines to account for the business discontinued in 2000.

       (b) As of June 30, 2002, principal payments were $10,876 per month.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

     (c) The Company's loan agreements contain restrictive covenants which require the Company to, among other things, maintain a minimum tangible net worth, maintain certain financial ratios and restrict dividend payments from subsidiaries. The loans also provide that the lender may, at its option, accelerate such loans as a result of, among other things, a material adverse change in the Company's financial position or results of operations. At June 30, 2002, the Company was not in compliance with certain covenants relating to the above noted debt. However, the Company obtained waivers of such non-compliance from its primary lender. The secondary lender, the Residential Division credit line, balance of $90,275 at June 30, 2002, did grant a waiver for the first quarter of 2002, but has not granted a waiver for violations of financial covenants for the second quarter of 2002. Management anticipates that a waiver will be granted by August 31, 2002. The Company's primary lender has accelerated its outstanding loans to August 12, 2002; as such the Company has classified all debt as current in the accompanying consolidated balance sheet.

5.   Income Taxes

     At June 30, 2002 and December 31, 2001, the Company had approximately $13,446,000 and $12,219,000, respectively, of net operating loss carryforwards expiring through 2020, for both financial reporting and income tax purposes. Changes in ownership in 1995 of greater than 50% occurred as a result of the Company's issuances of common stock which resulted in an approximate $760,000 annual limitation being imposed upon the future utilization of approximately $5,368,000 of the Company's net operating losses for tax purposes. At December 31, 2001, the Company had a deferred tax liability of approximately $258,000 resulting from the difference in depreciation between book and tax. Realization of the approximate $4,099,000 deferred tax assets at December 31, 2001, resulting mainly from the available net operating loss carryforwards, is not considered likely and accordingly, a valuation allowance has been recorded for the full amount of such assets.

6.   Equity Transactions

     (a) At June 30, 2002, the Company has two stock option plans, which are described below. The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for options granted to employees. Under APB Opinion No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation cost is recognized.

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

     (c) As of June 24, 2002 the Company completed a private placement for $762,500 which involved issuing 358,821 investment units. Each unit consisted of two shares of common stock and a warrant to purchase one share of common stock at a price of $1.50. The warrants expire June 24, 2006.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

     (d) As of June 30, 2002 and December 31, 2001, the Company has reserved an aggregate 1,234,491 shares of common stock for issuance upon exercise of options and warrants. 660,700 options, which expire at various times through 2011, and 573,791 warrants, which expire at various times through 2006, remain outstanding as of June 30, 2002. No options and warrants are included in the calculation of earnings (loss) per share for the six months ended June 30, 2002 and 2001, as the effect would be anti-dilutive.

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

     Consolidated balance sheet and consolidated statement of operations highlights of such discontinued operations are as follows:

                                                        June 30,  December 31,
                                                          2002        2001
                                                       ---------  ------------

            Accounts payable and accrued liabilities   $  58,456  $   58,456
                                                       ---------  ------------


            Liabilities of discontinued operations     $  58,456  $   58,456
                                                       =========  ============


8.   Segment Information

     The Company's reportable segments are strategic businesses that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The Industrial Division manufactures and distributes equipment in the industrial and municipal fluid handling and filtration segment including, but not limited to, filter presses, pressure leaf filters and tubular filters. The Residential Division manufactures and distributes commercial and residential water filtration and purification equipment including, but not limited to, water softeners, reverse osmosis systems and water filters. The Company primarily evaluates the operating performance of its segments based on the categories noted in the table below. During the first six months of 2002 and 2001, the Company had no intercompany sales. Financial information for the Company's business segments is as follows:

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                  (Unaudited)

                                                               For the six months ended    For the six months ended
                                                                      June 30, 2002              June 30, 2001
                                                                  ------------------         --------------------
Revenues
--------

Industrial and municipal fluid handling and filtration               $     3,397,530            $       4,375,192
Commercial and residential water filtration and purification                 457,085                    1,791,223
                                                                  ------------------         --------------------

Total revenues                                                       $     3,854,615            $       6,166,415
                                                                  ==================         ====================

Operating loss
--------------

Industrial and municipal fluid handling and filtration               $      (158,797)           $         (34,366)
Commercial and residential water filtration and purification                (236,129)                  (1,110,836)
Corporate                                                                   (761,152)                  (1,439,241)
                                                                  ------------------         --------------------

Total operating loss                                                 $    (1,156,078)           $      (2,584,443)
                                                                  ==================         ====================

                                                               For the six months ended    For the six months ended
                                                                      June 30, 2002              June 30, 2001
                                                                  ------------------         --------------------
Depreciation and amortization
-----------------------------

Industrial and municipal fluid handling and filtration               $        90,000            $         100,807
Commercial and residential water filtration and purification                  30,000                       99,780
                                                                  ------------------         --------------------

Total depreciation and amortization                                  $       120,000            $         200,587
                                                                  ==================         ====================

Interest expense, net
---------------------

Industrial and municipal fluid handling and filtration               $       (58,915)           $        (117,468)
Commercial and residential water filtration and purification                  (3,402)                      23,219
Corporate                                                                     (8,477)                           -
                                                                  ------------------         --------------------

Total interest expense, net                                          $       (70,794)           $         (94,249)
                                                                  ==================         ====================

Capital expenditures
--------------------

Industrial and municipal fluid handling and filtration                        18,718                       37,819
Commercial and residential water filtration and purification                    (306)                      15,741
Corporate                                                                      2,980                            -
                                                                  ------------------         --------------------

Total capital expenditures                                           $        21,392            $          53,560
                                                                  ==================         ====================

                                                                      June 30, 2002            December 31, 2001
                                                                  ------------------         --------------------
Total assets
------------

Industrial and municipal fluid handling and filtration               $     4,749,646            $       4,875,574
Commercial and residential water filtration and purification                 432,037                      701,265
Corporate                                                                    311,284                      656,886
                                                                  ------------------         --------------------

Total assets                                                         $     5,492,967            $       6,233,725
                                                                  ==================         ====================

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

9.   Financing Fees

     The Company offers a retail financing program for the purpose of assisting its subsidiaries' water purification customers (dealers) in obtaining financing through an arrangement with an unrelated lending company. As compensation for its services, the Company receives fees based on amounts financed. The Company bears no credit risk, but could share in the risk associated with dealer fraud. Net fees for the six months ended June 30, 2002 and 2001 aggregated approximately $2,248 and $305,387, respectively, and are included in revenues. In 2000, the Company was formally notified that the lending company would exit the residential water equipment financing business effective October 2001. As such, the Company reached an agreement with a new financing entity with similar terms. The financial impact of the transition to the new financing agreement was a negative impact due to a reduction in the number of agreements financed and the reduced finance related revenue recognized by the Residential Division.

10.  Supplemental Cash Flow Information

     For the six months ended June 30, 2002 and 2001, the Company paid $98,558 and $117,468, respectively, for interest.

11.  Commitments and Contingencies

     (a) The Company leases vehicles and office/warehouse space under operating leases, which expire through 2004. Total rent expense aggregated $84,872 and $81,437, for the six months ended June 30, 2002 and 2001, respectively.

     (b) In January 1994, the Company adopted a 401(k) employee savings and retirement plan. Under the provisions of the plan, the Company may elect to match each employee's contribution to the plan at the rate of 50% in common stock. Any common stock granted is restricted stock and vests over a two year period on a quarterly basis. During the six months ended June 30, 2002 and 2001, the Company contributed 44,388 and 26,041 shares of restricted common stock valued at $44,932 and $26,556, respectively.

     (c) On April 1, 2002, Mr. Mark Lambert, Vice President of the Residential Division, resigned. Mr. Geoff Poole, Vice President of Municipal Projects, assumed control of the Residential Division. The Company agreed to pay severance of $35,274.

     (d) On April 11, 2002, the Company signed a settlement agreement with Alenco International (Alenco) related to Alenco's purchase of ACS Environmental Solutions, Inc from the Company. Under the terms of the settlement agreement, Alenco will pay Aqua Care $25,000 and return all related intellectual property relating to ACS Environmental Solutions, Inc. to the Company, including the name "EnviroSystems Supply, Inc.". The first payment of $5,000 was due in early May. The balance, $20,000, will accrue interest at 6% per year. Payments of $2,000 plus accrued interest are due on the first of each month for ten consecutive months, starting June 1, 2002. As of August 5, 2002, no payments had been received.

     (e) Effective May 14, 2002, H. Martin Jessen resigned as Chairman of the Board, Chief Executive Officer, and President of the Company. In accordance with such resignation, the Board of Directors agreed to pay Mr. Jessen a total of $65,722.

                    AQUA CARE SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                                   (Unaudited)

     (f) Effective May 14, 2002, Mr. Scott Heffner, Vice President and General Manager of the Industrial Division, was named as the President of Aqua Care Systems, Inc.

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

12.  Subsequent Event

     (a) On April 24, 2002, the NASDAQ listing qualifications group notified the Company that its tangible net assets and shareholders equity were below the listing requirements as of December 31, 2001, and that one of the Company's directors did not appear to meet the test to qualify as an independent director to serve on the Company's Audit Committee. One of the Company's directors, Mr.
D. Georgino, offered his resignation and Mr. M. Vinez became a Director and a member of the Company's Audit Committee. On July 24, 2002, the Company received notification from the NASDAQ listing qualifications group that the Company would need to request a hearing to present additional information on its plan to increase shareholders equity to avoid being delisted. The Company must present its plan within a short period of time. A private placement of $762,500 was completed in June 2002 and a second private placement is in process, although there can be no assurance that it will be completed for the full amount desired or that it will be completed within the next 60 days. Although there can be no assurance, the Company anticipates that it will be able to present a plan that meets NASDAQ marketplace rules, that the listing group will be satisfied with proposed changes, and that the Company will remain listed on NASDAQ.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the Company's consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB, as well as the Company's "Management's Discussion and Analysis or Plan of Operation" contained in Item 6 of the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001.

Results of Operations - Six months ended June 30, 2002 and 2001

     Presented below are the consolidated results of operations for the Company for the six months ended June 30, 2002 and 2001:

                                                                   For the six months ended     For the six months ended
                                                                         June 30, 2002               June 30, 2001
                                                                   --------------------------  -------------------------
Revenues                                                               $   3,854,615                 $   6,166,415
Cost of revenues                                                           2,175,128                     3,678,432
                                                                       -------------                --------------
Gross Profit                                                               1,679,487                     2,487,983
Operating expenses                                                         2,835,565                     5,072,426
                                                                       -------------                --------------

Loss from operations                                                      (1,156,078)                   (2,584,443)
Interest expense, net                                                        (70,794)                      (94,249)
                                                                       -------------                --------------

Loss before extraordinary item                                            (1,226,872)                   (2,678,692)
Extraordinary item, gain on extinguishment of debt                                 -                       243,335
                                                                       -------------                --------------

Net loss                                                               $  (1,226,872)                $  (2,435,357)
                                                                       =============                ==============

Loss per share before extraordinary item, basic and diluted                     0.37                         (0.90)
Income per share from extraordinary item, basic and diluted                        -                          0.08

Net loss per share, basic and diluted                                  $        0.37                 $       (0.82)
                                                                       =============                ==============

     Revenues decreased by $2,311,800 or 37.5%, from $6,166,415 for the six months ended June 30, 2001, to $3,854,615 for the six months ended June 30, 2002. There was a reduction of $977,662 in revenues recognized by the Industrial Division due to a decrease in project volume during the first six months of 2002. This reduction was related to the general economic slowdown. There was a reduction in sales of water filtration and purification equipment and related financing fees in the Residential Division of $1,334,138 due to a decrease in dealers' sales to end users primarily related to a significant slow down in consumer spending and in revenues from the replacement financing program.

     Cost of revenues decreased $1,503,304 or 40.9%, from $3,678,432 for the six months ended June 30, 2001, to $2,175,128 for the six months ended June 30, 2002. As a percentage of revenues, these amounts represented 59.7% for 2001 as compared to 56.4% for 2002. Cost of revenues as a percentage of revenues for the Industrial Division and Residential Division were 55.8% and 69.2%, respectively, for the six months ended June 30, 2001. Cost of revenues as a percentage of revenues for the Industrial Division and Residential Division for the six months ended June 30, 2002 were 53.7% and 76.5%, respectively. The decrease in the cost of revenues as a percentage of sales for the Industrial Division was a result of the product manufacturing mix. The cost of sales as a percentage of revenue for Residential Division actually decreased when the revenues from financing are taken out of the calculation, 76.9% as of June 2002 compared to 83.4% as of June 2001. This reduction is a result of the product mix and improvements in cost control.

         Gross profit decreased $808,496, or 32.5%, from $2,487,983 for the six months ended June 30, 2001 to $1,679,487 for the six months ended June 30, 2002, which, as a percentage of revenues, represented an increase in the percentage of gross profit from 40.3% to 43.6%, respectively, for such periods. Gross profit as a percentage of revenues for the Industrial Division and Residential Division were 44.2% and 30.8%, respectively, for the six months ended June 30, 2001. Gross profit as a percentage of revenues of such segments for the six months ended June 30, 2002 were 46.3% and 23.5%, respectively.

         The Company's operating expenses decreased by $2,236,861, or 44.1%, from $5,072,426 for the six months ended June 30, 2001, to $2,835,565 for the six months ended June 30, 2002. As a percentage of revenues, these expenses decreased from 82.3% for 2001 to 73.6% for 2002. Although the operating expenses decreased over $2 million, there was a one time expense of $298,991, not related to current operations, from writing off $229,026 in prepaid costs and notes receivable for $69,965 related to a planned acquisition which was included in the total operating expenses of the second quarter of 2002. The Company is still in discussions with the potential acquisition, but it is questionable when or if this acquisition will be consummated. The $2,236,861 decrease in operating expenses consists of several items. Impaired goodwill of $1,116,324 was written off during the first six months of 2001. Severance expenses decreased $474,004 from $575,000 for the six months ended June 2001, to $100,996 for the six months ended June 2002. Travel expenses decreased $303,260, of which $100,000 was related to the reduction of a relocation accrual booked in April 2001. This relocation will not occur. Investor relations expenditures decreased $106,297 from $122,803 for the six months ended June 2001, to $16,506 for the six months ended June 2002. Consulting services decreased $113,758 from $119,538 for the six months ended June 2001, to $5,780 for the six months ended June 2002. Amortization expenses decreased $80,587 related to the write off of impaired goodwill during 2001. Management evaluates operating expenses on a regular basis, and as such, adjusts resources allocated to cover such expenses. Optimum levels of operating expenses are targeted and adjusted according to business levels in order to provide maximum efficiency and effectiveness.

         Interest expense, net, decreased $23,455, or 24.9%, from $94,249 for the six months ended June 30, 2001 to $70,794 for the six months ended June 30, 2002. This decrease was attributable to the decrease in debt.

         Including the gain on extinguishment of debt of $243,335 for the six months ended June 30, 2001, the Company incurred a net loss of $1,226,872 and $2,435,357 for the six months ended June 30, 2002 and 2001, respectively.

Critical Accounting Polices

The Company's critical accounting policies are as follows:
..   Revenue recognition.
..   Estimating the allowances for doubtful accounts.
..   Valuation of goodwill and other intangible assets.

          The Company recognizes revenue for equipment and parts when they are shipped.

          Management estimates the collectability of accounts receivable by specifically analyzing current accounts receivable balances, historical bad debts, customer concentration, customer creditworthiness reports, current economic trends, and changes in our customers' purchasing and payment trends. The adequacy of the allowance for doubtful accounts is evaluated quarterly.

          Management assesses the impairment of goodwill and identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Factors which could trigger impairment include the following:
..   significant under-performance relative to expected historical or projected future operating results;
..   significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
..   significant negative industry or economic trends; significant decline in our stock price for a sustained period; and
..   market capitalization relative to net book value.

          If it is determined that the carrying value of goodwill or other intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, possible impairment is measured by management considering such factors as projected cash flows.

Financial Condition and Liquidity

          At June 30, 2002, the Company had $39,631 in cash and cash equivalents, working capital of negative $2,576,898, total assets of $5,492,967, total liabilities of $4,527,786, and shareholders' equity of $965,181. During the six months ended June 30, 2002, the Company's operating activities used $912,021 in cash, as a result of the net loss of $1,226,872, an increase in inventory of $45,955, and a decrease in accounts payable and accrued expenses of $27,721. There was also a decrease in deferred revenue of $247,125, which improved revenue but had no cash impact. The cash impact of the net loss was offset by a decrease in accounts receivable of $322,002, a decrease in prepaids and others of $132,385, the pension contribution and other debts paid through the issuance of common stock of $50,002, depreciation of $120,000, and a decrease in other assets of $11,264. Investing activities provided $6,451 in cash, due to capital expenditures of $21,392 offset by a decrease in trade notes receivable of $27,843. Financing activities provided $710,958 in cash due to repayments of notes payable and long-term debt of $3,599,941; offset by proceeds from issuance of debt of $3,548,399 and proceeds from a private placement of $762,500.

          Depending on market conditions and the availability of financing, the Company expects to make acquisitions to expand the Company's markets. As consideration for an acquisition, the Company may issue common stock, preferred stock, or other securities, notes or cash. Since cash may be required either to consummate acquisitions, or to fund the operations of new or existing businesses, including required principal payments related to approximately $2,411,265 of current maturities of long-term debt, management may, from time to time, investigate and pursue various types of financing alternatives that are available to the Company. These may include, but are not limited to, private placements, secondary offerings, bridge financing, debentures, lines of credit and asset-based loans. While management believes that financing will be available for the Company to not only fund its current operations, but also to fund its acquisition program, there can be no assurance such financing will be on terms reasonably acceptable to the Company. No acquisitions have occurred since 1997, and there can be no assurance that any acquisitions will be consummated during 2002.

          A portion of the revenues of the Company, particularly through the Industrial Division, historically and in the future, are expected to be generated from companies located in foreign countries. The Company invoices and receives substantially all remittances in U.S. dollars. Notwithstanding the fact that the Company expects its foreign contracts to be denominated in U.S. dollars, the Company is subject to the risks associated with fluctuations in the U.S. and foreign currencies and with political instability. In particular, if the U.S. dollar increases significantly as compared to foreign currencies, this could adversely impact the ability of the Company to secure orders and generate revenues in foreign countries.

Operating Lease Commitments

         Approximate future annual minimum lease payments under operating leases at June 30, 2002 are as follows:

                            2002                      $  47,073
                            2003                      $  82,841
                            2004                      $  76,438
                            2005                      $  32,417
                            2006                      $     329
                                                      ---------

                                                      $ 239,098

Capital Expenditure Requirements

         During the six months ended June 30, 2002, the Company spent $21,392 on capital expenditures mainly relating to the upgrade of existing computer systems in the Industrial Division. During 2002, the Company intends to utilize approximately $50,000 to purchase additional machinery and equipment. The Company does not presently anticipate any significant additional capital expenditures other than those noted above and those relating to future acquisitions, if consummated.

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

Item 6.           Exhibits and Reports on Form 8-K

                  (a)      Exhibits

99.1    Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to
        Section 906 Of The Sarbanes-Oxley Act of 2002


99.2    Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to
        Section 906 Of The Sarbanes-Oxley Act of 2002

                  (b)      Reports on Form 8-K

                           None

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto authorized.

                                                      AQUA CARE SYSTEMS, INC.
                                                      Registrant


Dated:  August 9, 2002                                /s/ Scott Heffner
                                                      -----------------
                                                      Scott Heffner
                                                      President


Dated:  August 9, 2002                                /s/ Harry Rector
                                                      ----------------
                                                      Harry Rector
                                                      Chief Financial Officer

                                  Exhibit Index

Exhibit Number                   Exhibit Description


99.1 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002

99.2 Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002